Form 10-K
period 1996-03-31
CHINA CONTINENTAL INC /UT/
filed 1997-07-25
CIK 789877

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                                87-0431063
   -------------------------                            ------------------------
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2542-2612
                                  -------------
                           (Issuer's telephone number)

     1140 Avenue of the Americas, Penthouse Floor, New York, New York 10036
             -------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   [ ]    NO   [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on March 31, 1996, was $53,625,000.

As of March 31, 1996, 26,000,000 shares of Common Stock of the issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None.

                                TABLE OF CONTENTS

                                                      PART I

Item 1.           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 3.           Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .  5


                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.                      6

Item 6.           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . .  8

Item 8.           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 9.           Changes in and Disagreements on Accounting and Financial Disclosure. . . . . . . . . . . . . . 14

                                                     PART III


Item 10.          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . .. 14

Item 11.          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 12.          Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . 16

Item 13.          Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .. 18

                                                      PART IV

Item 14.          Exhibits, Financial Statements, Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . 18

                  Index to Financial Statements and Schedules . . . . . . . . . . . . . . . . . . . . . . .  . .F-1

                  This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's development, growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.

                                     PART 1

ITEM 1.  BUSINESS
         --------

The Company
-----------

         China Continental, Inc. (the "Company" or "CHCL") designs, installs and sells plastic production lines on a turn-key basis and sells machinery and equipment for the manufacture of plastic products. The major portion of sales are to plastic manufacturers through China Fujian Foreign Trade Holdings Limited in the People's Republic of China ("PRC" or "China"). The Company has completed over 50 turn-key projects throughout the PRC, varying in size from $300,000 to $5 million United States dollars. Typically turn-key projects take four to eight months to complete, depending on size and complexity. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. The Company became a public company via a reverse merger in February 1995.

Market and Client Base
----------------------

         In the 1990's, the Company began to market fully automated production lines to plastic product manufacturers in the PRC on a turn-key basis. The majority of turn-key projects were sold to state-owned companies in the PRC.

         During the last two fiscal years of the Company, substantially all (approximately 95%) of the revenues of the Company came from the assembly of production lines on a turn-key basis with China (Fujian) Foreign Trade Center Holdings Company, a state controlled entity ("CFTC"). The Company's relationship with CFTC is vulnerable to an increase in the level of competition from overseas and domestic suppliers as well as a change in the supply and demand relationship with CFTC.

         In addition, the Company's relationship with CFTC may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 18 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There can be no assurance that the PRC government's pursuit of economic reforms will be consistent or effective.


Business Segments
-----------------

         The Company has two principal business segments:

      o Sale of turn-key plastic production lines; and

      o Sale of machinery and equipment, accessories, spare parts, raw materials and steel.

Sale of Turn-key Plastic Production Lines

         In the 1990's, the Group began to market fully automated production lines to plastic product manufacturers in the PRC on a turn-key basis. These turn-key projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. The Company has completed over 50 turn-key projects throughout the PRC, varying in size from $300,000 to $5 million.

     A typical turn-key project takes four to eight months to complete, depending on its size and complexity. The design of a production line is based on job specifications obtained from the customer, such as the particulars of the plastic products, the packaging format, the intended maximum production capacity and the layout of the factory premises. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. Test-runs of the turn-key production lines are conducted by the engineers of the Company to ensure quality and to meet specified requirements. Turn-key projects usually have warranty periods from six months to one year during which repairs and maintenance are provided free of charge by the Company.

Sale of Machinery and Equipment, Accessories, Spare Parts, Raw Materials and
Steel

     The sale of machinery and equipment, accessories, spare parts, raw materials and steel are conducted in conjunction with the sales of turn-key plastic production lines.

Raw Materials and Principal Suppliers
-------------------------------------

     The Company acquires its machinery and plastic materials from Nippon Polyurethane Industry Co., Ltd., Nihon Unipolymer Co., Ltd., Tomen Corporation, Janson Co., Ltd. Vicson Iron Works Co., Ltd., Cheer Young Machinery Works Co., Ltd., Handsome Plastics Co., Ltd. and K S Plastics Inc. All of the foregoing are located outside of the PRC. Although the Company does not have any long-term supply agreements with these suppliers, management believes that the termination of any such relationships would not have an adverse material effect on the Company since management believes there would be alternate suppliers of such machinery and plastic materials at comparable prices.

Competition
-----------

     The market for turn-key automated production lines in the plastic manufacturing industry is fragmented in the PRC. Over 95% of the sales were made to Chinese Government controlled companies. The Company believes it is a leading designer, installer and marketer of automated turn-key plastic production lines in the PRC and it provides buyers with superior post installation technical, engineering and quality control supports. To date, there has been no significant price competition in this market, but price competition may become a factor in the future.


Backlog
-------

     The backlog of the Company at March 31, 1996 and March 31, 1995 consisted of the following:

                                 CFTC                          Other Customers
                                 ----                          ---------------
March 31, 1996                HK  $39,500,000                    HK  $7,000,000
March 31, 1995                HK  $37,000,000                    HK  $5,000,000

All of the above orders are anticipated to be completed within one fiscal year and have not been included in revenues for the prior fiscal year.

The People's Republic of China ("PRC" or "China")
-------------------------------------------------

     The PRC is the third largest country in the world in terms of land area. It has a territory of approximately 9.6 million square kilometers (5.97 million square miles). The PRC is the most populous country in the world with a population at the end of 1993 of over 1.19 billion, representing about one-fifth of the world's population. The country is becoming increasingly urbanized. In 1949, the PRC urban population accounted for only 11% of the total population. At the end of 1992, about 27.6% of the population (more than 300 million people) lived in the cities.

Political Overview

     The structure of the PRC political system is organized on the basis of the PRC Constitution. The structure consists of the National People's Congress ("NPC"), which is the highest legislative organ and law-making body under the PRC Constitution, and the State Council, which is the highest executive organ of the laws and decisions made by the NPC. All state organs derive official authority from the PRC Constitution and other laws. The principal powers of the NPC include amending and enacting the PRC Constitution, promulgating and reviewing China's national laws and other regulations, appointing the Central Military Commission, the President of the Supreme People's Court, the Procurator General of the Supreme People's Procuratorate, and the President and Vice-President of the PRC and approving national, social and economic plans. The NPC represents the highest level of state power. Delegates to the NPC come from the various provinces, regions, municipalities and armed forces units and hold five year terms. The NPC meets annually with the Standing Committee of the NPC, which exercises state power when the NPC is not in session.

     While the NPC is the highest policy and law-making body, the State Council is the highest executive organ of the state. The Premier of the State Council is appointed by the NPC. The State Council is responsible for the supervision and co-ordination of all ministries and commissions at the state level, as well as, all administrative agencies at the local level. It prepares and supervises the implementation of the State Plan and budget. There are 38 ministries and commissions together with the People' Bank of China and the State Auditing Administration, which are currently under the authority of the State Council.

     The Chinese Communist Party ("CCP") plays a leading role in formulating policy and selecting and providing personnel at all levels of the State structure. Administratively, the PRC is divided into 23 provinces (which includes Taiwan), three municipalities (Beijing, Shanghai and Tianjin) and five autonomous regions. At the local level, administrative entities derive their authority from, and are accountable to, the People's Congresses at the provincial and municipal levels.

Economic Structure

     The PRC's economy currently comprises four major sectors: state-owned enterprises, collectively-owned enterprises, individually-owned enterprises and other enterprises, including enterprises with foreign capital. In 1993, state-owned enterprises accounted for approximately 43% of the PRC's output while enterprises owned by collectives and individuals accounted for approximately 38.4% and 8.4%, respectively. The fastest growing sector of the economy is other types of enterprises, including enterprises with foreign capital, which accounted for 10.2% of the total industrial output in 1993, representing an increase of approximately 43.7% over 1992 figures.

Economic Plans and Development

     The development of the PRC's economy has been characterized by the adoption, since 1953, of Five Year Plans. Implementation of the plans is carried out under the supervision of the State Planning Commission, which reports directly to the State Council. The eighth Five Year Plan for national, economic and social development for 1991-1995, along with a ten-year program which extends to 2000, was adopted on 28th March, 1991, by the Standing Committee of the NPC.

     One common objective for both of these plans is for the PRC to quadruple its gross national output from Renminbi ("RMB") 710 billion in 1980 to RMB 2,800 billion by the end of this century. This objective requires the country's output to grow at a compound annual rate of growth of about 6% in the 1990's. From 1980 to 1990, the PRC had an average annual GNP growth rate of approximately 9%, which substantially exceeded both of the annual targeted rates of 4.0% and 7.5% of the sixth Five Year Plan (1981-1985) and the seventh Five Year Plan (1986-1990), respectively.

     The plans call for the establishment of an economic structure consistent with a socialist planned economy based on public ownership and market regulation. Emphasis is placed on the further opening of the PRC to the outside world by expanding economic and technological exchanges with other countries. The plans also seek to relieve supply bottle-necks which have arisen from rapid growth during the 1980's and to allocate resources to the priority areas of agriculture, energy, transportation, telecommunications and basic materials industries.

     The PRC's target of 9% annual Gross National Product growth rate in the current eighth Five Year Plan is somewhat higher than the average 7.5% per annum achieved in the previous Five Year Plan from 1986 to 1990. GNP grew at a rate of 7.7% in 1991, 12.8% in 1992, and 13.2% in 1993. Due to the tightening of lending by the state banks the GNP growth rate of 1994 slowed down to about 11.5%. The estimated growth rate in 1995 is expected to be 9.6%. Foreign direct investment in China has increased 23% from 1993 to about $34 billion in 1994.

Future Prospects
----------------

     The Company has been actively involved in the sale of turn-key production lines as well as the sale of machinery and equipment, accessories, spare parts and raw materials for the past six years. These particular businesses have generated strong sales growth and high margins. The high margins have in turn attracted new competitors. Profit margins compared to previous years remain fairly constant. Efforts are being made by management to develop other markets and to implement tighter marketing controls in order to enhance margins.

     In order to sustain the long term growth of the Company, management is seeking to diversify the Company's activities through investments which will enhance the earnings and asset base of the Company. In this respect, negotiations are being conducted to acquire an initial minority stake in Weifang Great Dragon Chemical Fibre Company Limited ("Weifang"). The principal activity of Weifang is the production of polyester tire cord fabrics and polyester/nylon canvases. Polyester tire cord fabrics are one of the main components in the manufacture of radial tires. At present, radial tires come as original equipment on most passenger cars and light trucks in the PRC.

     The tire cord fabric market is closely associated with the motor vehicle market. Based on an existing base of 11 million motor vehicles on the road in the PRC and a projected annual domestic motor vehicle production rate of 3 million units by the year 2001, the tire cord fabric business is anticipated to experience tremendous growth. The Company believes that the PRC will be a successful auto market during the next decade.

Employees
---------

     As of March 31, 1996, the Company employed a sales and administrative staff of 15 persons in Hong Kong and a technical staff of 38 persons in the PRC.

ITEM 2.  PROPERTIES
         ----------

        The Company's principal administrative, marketing and technical facilities are located in Hong Kong at 1801-1806, Hua Qin International Building, 340 Queen's Road Central, which was mortgaged to a bank to secure general banking facilities at March 31, 1996. The mortgage has been released subsequent to March 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

        The Company is not currently subject to any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
        Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the symbol CHCL. As of the date hereof, there is no established trading market for the Common Stock.

     The high and low bid prices (in U.S. Dollars) on the OTC Electronic Bulletin Board for the Common Stock were as follows:


     Fiscal                                               High       Low

1995

First Quarter  (April 1, 1994 to June 30, 1994)           $1.00      $1.00
Second Quarter (July 1, 1994 to September 30, 1994)       $1.00      $1.00
Third Quarter  (October 1, 1994 to December 31, 1994)     $1.00      $1.00
Fourth Quarter (January 1, 1995 to March 31, 1995)        $1.25      $1.00


1996                                                      High       Low

First Quarter (April 1, 1995 to June 30, 1995)           $ 1.50     $ 1.27
Second Quarter (July 1, 1995 to September 30, 1995)      $ 2.50     $ 1.50
Third Quarter (October 1, 1995 to December 31, 1995)     $1.875     $  .75
Fourth Quarter (January 1, 1996 to March 31, 1996)       $2.875     $ .625

Such quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

     The Company has not paid any cash dividends during the fiscal years ended March 31, 1996 and March 31, 1995, and has no intention to pay any cash dividends for the foreseeable future.

     At March 31, 1996 there were approximately 316 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

             (in thousands Hong Kong dollars, except per share data)

At March 31                                        1996           1995           1994            1993           1992

Operating revenues                             $299,116       $254,667       $207,658         $45,154        $22,530
Net income                                      117,170         91,303         81,893           6,874        (2,365)
Earnings per share                                 4.51           3.51           3.19            0.26            ---
Dividends declared per common share                 ---            ---          $0.38             ---            ---

                                                   1996           1995           1994            1993           1992

Total assets                                    419,431        260,076        137,508          47,470         31,542
Long term obligations                               163          1,627          1,856           2,075          2,742
Total shareholders' equity                      317,562        200,392         96,589          23,669         16,795



Notes: Fiscal 1995 results include a non-recurring, non-cash charge of HK $0.48 per share (HK $12,500,000) related to the reorganization adjustments due to the reverse merger in February 1995.

          The financial data were presented as if the reverse acquisition had been completed prior to April 1, 1991.

          Exchange Rate is U.S.$1 = HK $7.80.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

RESULTS OF OPERATION

The following table presents, for the periods indicated, certain information from the consolidated statements of income as a percentage of total revenues and the percentage change of such items as compared to the prior year.
--------------------------------------------------------------------------------

                                                                         Percentage of Total Revenues
Percentage
                                                                              Year ended March 31
Increase (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1996              1995
                                                                                                     versus            versus
                                                        1996             1995        1994             1995              1994
------------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Sales of turn-key projects                            94.73%           82.35%       97.50%         35.11%              5.18%

 Sales of steel                                         *                9.24%         *              *                   *

 Sales of raw materials                                 5.27%            8.41%        2.50%        (26.43%)           442.93%

------------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                       100.00%          100.00%      100.00%         17.45%             12.64%
------------------------------------------------------------------------------------------------------------------------------------
 Costs and expenses

 Cost of sales - turn-key                              34.72%           34.15%       38.56%         19.41%              8.61%

 Cost of sales - steel                                    *             5.78%          *              *                   *

 Cost of sales - raw materials                          4.98%           7.96%         2.34%        (26.52%)             35.00%

 Depreciation of fixed assets                           0.16%           0.20%         0.17%         (6.03%)             44.27%

 Selling and administrative expenses                    3.25%           4.06%         6.91%         (5.87%)            (27.94%)

 Other income (expenses)                               (6.29%)          1.61%        (0.05%)      (385.30%)               *

 Provision for doubtful debts and

    diminution in value of investment                   3.17%           2.88%         5.00%         28.28%             (28.36%)

 Share of losses of associated companies                0.61%           1.06%         1.71%        (32.40%)            (23.87%)

 Reorganization expenses                                  *             4.91%         0.00%           *                   *
------------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                            46.32%          40.61%        45.26%         34.02%              10.00%
------------------------------------------------------------------------------------------------------------------------------------
 Income taxes                                           7.15%           5.34%         5.34%         57.26%              22.64%
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                            39.17%          35.87%        39.92%         28.33%              10.14%
------------------------------------------------------------------------------------------------------------------------------------

                                                                 *not meaningful

1996 versus 1995
----------------
Revenues

     Total reported revenues increased by 17.45% from 1995 to 1996, reflecting strong demand for the Company's products and services. Sale of turn-key projects grew by 35.11% refleting an improving economic environment in the People's Republic China (the "PRC") and the strong demand by manufacturers in the People's Republic of China to modernize their production facilities.

     Sale of raw materials has decreased by 26.43% as it is the intention of management to concentrate on the sale of turn-key projects, which is considered a higher margin business. The Company intends to generate approximately 94% of total revenues from the sale of turn-key projects and the remaining 6% from the sale of raw materials.

Cost of revenues/sales

     Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. Cost of sales of turn-key projects has remained relatively constant, at 34.72% in 1996 and 34.15% in 1995.

     Cost of sales (including raw materials sales) as a percentage of revenue has gone down approximately 8%, mainly due to the decrease in the cost of sales of raw materials and steel. Selling raw material is a low margin business, which the Company does as a value added service to the customers of turn-key projects only.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses have decreased by approximately 5.87% when compared with 1995 mainly due to management's streamlining of operational procedures and increased efforts at budgetary control. Moreover, the Company has successfully minimized its commission expenses upon securing a very good relationship with its major customer, China Fujian Foreign Trade Holdings Limited.

Other income/(expenses)

     Other income /(expenses) consist primarily of interest income earned on cash and cash equivalents less interest expenses. Non-operating income for 1996 consisted of a gain on the disposal of short term investments of approximately HK$1,145,013 versus HK$2,785,120 in 1995.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment has increased by 29.28% when compared with 1995 mainly due to the fact that the Company has written off all receivables that had been overdue for one year. Moreover a lump sum provision of approximately U.S. $2,199,700 was taken to reduce the Other Receivable shown on the balance sheet to its net realizable value. It is the intention of management to write off all the long term outstanding debts as of the current year in order to reduce the receivable to its net realizable value.

Share of losses of associated companies

     The share of losses of associated companies has decreased by 32.40% mainly because the Company has redefined its investment strategy and disposed of its interests in most of its associated companies.

     The Other Receivable in the amount of HK $113,000,000 set forth in the March 31, 1996 balance sheet represents the receivable due in connection with disposal of the Company's interest in associated companies located in the PRC. This item had been reflected in the item Short Term Investments on the March 31, 1995 balance sheet. Subsequent to March 31, 1996, this item had been settled in exchange for the acquisition of all of the equity of Cathay Mercantile (Overseas) Limited.

Long Term Receivable

     The long term receivable of HK $248,798,243 represents the receivable due from CFTC at March 31, 1996. The amount due from CFTC as of March 31, 1995 had been reflected as a trade receivable in the March 31, 1995 balance sheet. The amount due from CFTC was settled in exchange for a 100% interest in Gain Whole Limited and the acquisition of a 15.3% interest in Weifang after March 31, 1996, and the balance in cash was received after March 31, 1997.

Commitments

     At March 31, 1996, the Company had outstanding letters of credit in the amount of approximately HK $979,893. The Company also had contracts with a related company in the PRC to purchase office premises to be developed by the related company for HK $23,700,000. As of March 31, 1996, HK $7,000,000, which was included under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

     Subsequent to March 31, 1996, the Company settled its Other Receivable in exchange for a 100% equity interest in Cathay Mercantile (Overseas) Limited, which indirectly owns certain land use rights in the PRC. As of the date hereof, it is not certain whether such land use rights could be successfully utilized, and if not, losses could be incurred by the Company.

Income tax

     The Company's effective tax rate has remained fairly constant at approximately 15.44%.

Impact of inflation

     To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of the purchase of machinery, salaries and related costs incurred principally for the turn-key projects. The Company generally has been able to meet increases in costs by raising prices of its products.

Foreign currency exposure

     During the fiscal year ended March 31, 1996, over seventy-four percent (74%) of the Company's sales were settled in United States Dollars and the remaining balance settled in Renminbi. Even though substantially all of the sales of the Company are generated in the PRC, sales are invoiced in United States Dollars. In view of the fact that Renminbi has remained fairly stable during the fiscal year, management is of the opinion that the foreign exchange risk is minimal.

Liquidity and capital resources

     The Company's financial position remains strong. Cash and equivalents at the end of 1996 were US$0.96 million, as compared with US$0.54 million at the end of 1995. The cash provided by operations was largely used to fund the Company's accounts receivable.

     Although Renminbi can only be converted into other currency upon approval from the PRC government, the Company believes that such approval will usually be granted. Therefore, the Company does not anticipate any liquidity issues regarding conversion of Renminbi into other currencies.

     The Company's business is not capital intensive. The Company owns its premises. Capital expenditures relate primarily to office equipment and vehicles. As a consequence, the Company's requirement for capital expenditures is not significant. Moreover, US$20,000,000 has been received from the Company's major customer after the fiscal year end in the form of a certificate of deposit with a maturity date of September 13, 1997.

     Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future. The Company has a HK$14,800,000 bank credit line which bears interest at 1% above the Hong Kong prime lending rate.

1995 versus 1994
----------------
Revenues

     Total reported revenues increased 22.64% from 1994 to 1995, reflecting strong demand for the Company's products and services. Sale of turn-key projects grew 5%, reflecting an improving economic environment in the People's Republic China and the strong demand by manufacturers in the People's Republic of China to modernize their production facilities.

     Sale of raw materials and steel increased 443%. Recent percentages are in line with the Company's target of generating 80% of revenues from turn-key projects and 20% from the sale of raw materials and steel.

Cost of revenues/sales

     Cost of sales-turn-key includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. Cost of sales-turn-key has remained relatively constant, at 41% in 1995 and 38% in 1994.

     Cost of sales (including raw materials sales) as a percentage of revenue has grown at approximately 7%, mainly due to the increase in the cost of sales of raw materials. Selling raw material is a low margin business, which the Company does as a value added service to the customers of turn-key projects only. The Company has maintained a margin of about 4% in 1994 and 14% in 1995 for the sale of raw materials.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses have decreased by approximately 28% when compared with 1994 mainly due to the effort of management in streamlining operational procedures and increasing efforts at budgetary control.

Other income/(expenses)

     Other income (expenses) consists primarily of interest income earned on cash and equivalents less interest expenses. Non-operating income for 1995 consisted of a gain on the disposal of short term investments of approximately $357,000.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment has decreased by 29% when compared with 1994 mainly due to the Company's effort in tightening its credit control procedures.

Share of losses of associated companies

     The share of losses of associated companies has decreased by 23% mainly because the Company has redefined its investment strategy and decided to dispose of its interest in certain of its existing associated companies.

Reorganization expenses

     Concurrent with the issuance to the shareholders of Sun's International Holdings Limited of an aggregate of 22,750,000 shares of common stock in exchange for all the issued and outstanding capital of Sun's International Holdings Limited, non-cash reorganization expenses were incurred which reduced net income by approximately HK$12,500,000, representing the fair value of 12.5% of Sun's International attributable to the existing common stock shareholders of the 3,250,000 shares of the Company prior to the reverse acquisition.

Income tax

     The Company's effective tax rate has remained fairly constant at approximately 11.68%.

Impact of inflation

     To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of purchase of machinery, salaries and related costs incurred principally for the turn-key projects. The Company generally has been able to meet increases in costs by raising prices of its products.

Foreign currency exposure

     Even though substantially all of the sales of the Company are generated in the PRC, sales are invoiced in United States Dollars and paid in either United States Dollars or in Renminbi. In view of the fact that the Renminbi has remained fairly stable during the fiscal year, management is of the opinion that the foreign exchange risk exposure is minimal.

Liquidity and capital resources

     The Company's financial position remains strong. Cash and equivalents and short term investments at the end of fiscal year 1995 were US$5.97 million, up from US$2.8 million at the end of fiscal year 1994. The cash provided by operations was largely used to fund the Company's accounts receivable.

     The Company's business is not capital intensive. The Company owns its premises. Capital expenditures relate primarily to office equipment and vehicles. As a consequence, the Company's requirement for capital expenditures is not significant.

     Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future. The Company has a HK$14,800,000 bank credit line which bears interest at 1% above the Hong Kong prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

   The financial statements of the Company are annexed to this Report as pages F-2 through F-24. An index to such materials appears on page F-1.

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------------------------

   Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   The Company's executive officers and Directors are as follows:

   Mr. Chan Kwai Chiu, age 36, founded the Company and serves as Chief Executive Officer, President, and Chairman of the Board. He is responsible for formulating the overall policy making and development of the Company. Mr. Chan has over 16 years experience in the plastic products industry, including over 10 years experience in the design, installation and management of plastic related production lines. His high level relationships with government planning agencies commissioned for free enterprise projects in China at the provincial level, and with the authorities of the "city" level planning agencies, have contributed significantly to the business of the Company.

   Mr. Wong Yuen Ki, age 38, joined the Company in 1985 and is the Vice Chairman of the Company responsible for the sales and marketing strategy of the Company, and has been a Director of the Company since February 1995. He also oversees the operations of the Company's joint ventures in China. Mr. Wong has approximately 10 years experience in the plastic products production industry.

   Mr. Eric Ng, age 36, joined the Company in 1992 as Chief Financial Officer, Treasurer, and Secretary of the Company, and is responsible for the financing strategy of the Company. Mr. Ng has been a Director of the Company since February 1995. Prior to joining the Company he was a manager at KPMG Peat Marwick Hong Kong, a member of the Chartered Association of Certified Accountants and a manager of Dynamic Holdings Limited (a listed company in Hong
Kong). During his tenure at KPMG Peat Marwick, he was responsible for various mergers and acquisitions of listed companies in Hong Kong. He has over 10 years experience in auditing, finance and administration.

   Mr. Li Guang, age 55, is the Director of Technical Control of the Company and has been a Director of the Company since February 1995. He graduated from the University of Fujian with both mechanical and technology research engineering degrees. Prior to joining the Company in 1989, he served in the senior management of Fujian Fu Shing Industrial Import & Export Corporation. Mr. Li has the title of senior engineer and has over 20 years of experience in mechanical engineering technology research for the Chinese Military.

   Mr. Zhang Ji Shun, age 59, is Manager of Installation and Design and has been a Director of the Company since February 1995. He is responsible for the Installation and Design Department which provides machinery installation and design services to its customers in China. He joined the Company in 1986 and graduated from the Dailin Engineering Technical College with both chemical and mechanical engineering degrees. Prior to joining the Company in 1986, he was the chief engineer of the Islamic International Trust and Investment Corp of Ningxia.

   Mr. Chan Kwai Chun, age 53, cousin of Mr. Chan Kwai Chiu, is Manager of Investment Planning and has been a Director of the Company since February 1995. He has extensive experience in plastic manufacturing industries. He has worked over 20 years in plastic manufacturing industries in the People's Republic of China and has held management positions in state-owned entities before joining the Company in 1985. He maintains very good relationships with government owned and private plastic manufacturing entities.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its executive officers who earn more than U.S. $100,000.

         Name of Individual         Year              Salary            Bonus

         Chan Kwai Chiu             1994            $118,800           $ 9,900

                                    1995             130,680            10,880

                                    1996             143,000            11,900


         Wong Yuen Ki               1994             105,600             8,800

                                    1995             116,160             9,680

                                    1996             127,000            10,600


No cash compensation was paid or accrued by the Company in excess of U.S. $100,000 for any other executive officer. The Company does not provide retirement, pension, profit sharing or similar benefit programs or plans to its officers. The Company does not pay fees or other compensation to its Directors for attending meetings or special assignments.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

         The following table sets forth, as of March 31, 1996, the beneficial ownership of the Common Stock of each of the Company's Directors and executive officers, the Company's Directors and executive officers as a group, and each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to communicate property laws where applicable.

Name and Address                       Number of Shares
of Beneficial Owner                    Beneficially Owned(1)   Percent of Class
-------------------                    ---------------------   ----------------

Chan Kwai Chai                          16,900,000(2)             65.0%
1801-1806 Hua Qin
International Building
340 Queen's Road Central
Hong Kong

Wong Yuen Ki                             2,600,000                10.0%
1801-1806 Hua Qin
International Building
340 Queen's Road Central
Hong Kong

Dynasty Asia Worldwide Limited           2,600,000                10.0%
Skelton Building
Main Street
P.O. Box 3136
Road Town
Tortola, British Virginia Islands

China Asia International Limited         2,600,000                10.0%
Skelton Building
Main Street
P.O. Box 3136
Road Town
Tortola, British Virginia Islands

Land Cheer Investment Limited            2,600,000                10.0%
Skelton Building
Main Street
P.O. Box 3136
Road Town
Tortola, British Virginia Islands

Perfect Fortune Limited                  1,800,000                 6.9%
Skelton Building
Main Street
P.O. Box 3136
Road Town
Tortola, British Virginia Islands

All Directors and Executive             19,500,000(3)             75.0%
Officers as a Group (6 persons)

--------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. As of March 31, 1996, there were 26,000,000 shares of Common Stock issued and outstanding.

(2) Includes 9,100,000 shares owned by Mr. Chan Kwai Chiu individually as well as 7,800,000 shares owned by Dynasty Asia Worldwide Limited, China Asia International Limited, and Land Cheer Investment Limited of which he is the sole owner.

(3) Includes the 16,900,000 shares beneficially owned by Mr. Chan Kwai Chiu as well as the 2,600,000 shares beneficially owned by Mr. Wong Yuen Ki. Messrs. Ng, Guang, Shun, and Chun do not beneficially own any shares of the Company's Common Stock.

ITEM.13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     See footnote 21 to the financial statements on page F-22.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

     (a)       1.     Financial Statements.

              The financial statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Form 10-K.

               2.     Financial Statement Schedules.

                      None.

               3.     Exhibits (See (c) below).

     (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the fiscal year ended March 31, 1996.

     (c)  Exhibits.

     The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit
Number                         Description
------                         -----------

23.1                           Consent of Ernst & Young
27                             Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             CHINA CONTINENTAL, INC.

                         By: /s/ Eric Ng
                             ----------------------
                             Eric Ng, Secretary and
                             Chief Financial Officer

                             Dated:   July 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures               Titles                                               Date

/s/ Chan Kwai Chiu    Chief Executive Officer and Chairman                          July 25, 1997
------------------    of the Board of Directors (Principal
Chan Kwai Chiu        Executive Officer)


/s/ Eric Ng           Chief Financial Officer, Secretary and Director               July 25, 1997
------------------    (Principal Financial Officer)
Eric Ng


/s/ Wong Yuen Ki      Vice Chairman and Director                                    July 25, 1997
------------------
Wong Yuen Ki


                      Director of Technical                                         July   , 1997
------------------    Control and Director
Li Guang


                      Manager of Installation                                       July   , 1997
------------------    And Design and Director
Zhang Ji Shun


/s/ Chan Kwai Chun    Manager of Investment                                         July 25, 1997
------------------    Planning and Director
Chan Kwai Chun

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Pages


 Report of independent auditors                                       F-2

 Consolidated statements of income                                    F-3

 Consolidated statements of changes in shareholders' equity           F-4

 Consolidated balance sheets                                          F-5

 Consolidated statements of cash flows                            F-6 to F-7

 Notes to consolidated financial statements                       F-8 to F-24

ERNST & YOUNG         Certified Public Accountants   Phone: 852 2846 9888
                      15/F Hutchison House,                 852 2526 5371
                      10 Harcourt Road               Fax:   852 2868 4432
                      Central, Hong Kong                    852 2845 9208


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and the Stockholders
China Continental, Inc.


We have audited the accompanying consolidated balance sheets of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of March 31, 1995 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Group for the year ended March 31, 1994 were audited by other auditors whose report, dated March 18, 1995, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the years ended March 31, 1995 and 1996 referred to above present fairly, in all material respects, the consolidated financial position of China Continental, Inc. and subsidiaries as of March 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the two years ended March 31, 1996 in conformity with accounting principles generally accepted in the United States of America.


Hong Kong
April 18, 1997

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended March 31, 1994, 1995 and 1996

                                                                        Year ended March 31,
                                                 Notes       1994           1995           1996           1996
                                                              HK$            HK$            HK$            US$


SALES
   Related parties                                 21     13,521,495     22,300,181    15,755,398      2,019,923
   Others                                                194,136,936    232,367,091   283,360,453     36,328,263
                                                        ------------   ------------  ------------    -----------
                                                         207,658,431    254,667,272   299,115,851     38,348,186

COST OF SALES                                           ( 84,940,808)  (121,983,761) (118,777,918)   (15,227,938)
                                                        ------------   ------------  ------------    -----------
GROSS PROFIT                                             122,717,623    132,683,511   180,337,933     23,120,248

DEPRECIATION OF FIXED ASSETS                            (    355,172)  (    506,690)  (   495,989)   (    63,588)

SELLING AND ADMINISTRATIVE
 EXPENSES                                               ( 14,345,445)  ( 10,335,518)  ( 9,744,449)   ( 1,249,288)

PROVISION FOR DOUBTFUL DEBTS                            ( 10,390,918)  (  7,346,635)  ( 9,489,774)   ( 1,216,638)

FINANCIAL INCOME/(EXPENSES),
 NET                                                4        452,454         15,249   (   566,408)   (    72,616)

OTHER INCOME/(EXPENSES), NET                        5   (    553,276)     4,081,627   (19,642,756)   ( 2,518,302)

SHARE OF LOSSES OF ASSOCIATED
 COMPANIES                                              (  3,545,435)  (  2,708,969)  ( 1,835,000)   (   235,257)

REORGANIZATION EXPENSES                             6           --     ( 12,500,000)         --             --
                                                        ------------   ------------  ------------    -----------
INCOME BEFORE INCOME TAXES                                93,979,831    103,382,575    138,563,557    17,764,559

INCOME TAXES                                        7   ( 11,086,629)  ( 12,080,000)  ( 21,393,062)  ( 2,742,700)
                                                        ------------   ------------   ------------   -----------

NET INCOME                                                82,893,202     91,302,575    117,170,495    15,021,859
                                                        ============   ============   ============   ===========

EARNINGS PER SHARE                                  3(j)        3.19           3.51           4.51          0.58
                                                        ============   ============   ============   ===========

               The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY

For the years ended March 31, 1994, 1995 and 1996


                                         Note                           Additional
                                                           Share           paid-in       Retained
                                                          capital          capital       earnings          Total
                                                            HK$              HK$            HK$             HK$

Balance at April 1, 1993                               202,800            856,985      22,636,115       23,695,900
Net income                                                   -                  -      82,893,202       82,893,202
Dividends (HK$0.38 per share)                                -                  -     (10,000,000)     (10,000,000)
                                                      --------         ----------     -----------      -----------
Balance at March 31, 1994                              202,800            856,985      95,529,317       96,589,102

Reorganization expenses                    6                 -         12,500,000               -       12,500,000
Net income                                                   -                  -      91,302,575       91,302,575
                                                      --------         ----------     -----------      -----------
Balance at March 31, 1995                              202,800         13,356,985     186,831,892      200,391,677
Net income                                                   -                  -     117,170,495      117,170,495
                                                      --------         ----------     -----------      -----------
Balance at March 31, 1996                              202,800         13,356,985     304,002,387      317,562,172
                                                      ========         ==========     ===========      ===========

              The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 1995 and 1996

                                                    Notes            1995             1996              1996
                                                                     HK$              HK$               US$
ASSETS

CURRENT ASSETS
Cash and bank balances                                           4,238,798        7,508,606           962,642
Trade receivables, net of provisions of
  HK$6,813,753 in 1995 and HK$13,145,891
  in 1996                                              8       137,898,340       10,478,028         1,343,337
Prepayments, deposits and other receivables,
  net of provisions of HK$2,800,000 in 1995 and
  HK$7,157,636 in 1996                                 9         8,229,089        3,074,749           394,199
Short term  investments, net of provisions of
  HK$6,099,000 in 1995 and Nil in 1996                10        42,357,065                -                 -
Amounts due from directors                            21         2,615,262          773,115            99,117
Amounts due from related companies                    21        18,022,219       17,095,831         2,191,773
                                                               -----------      -----------       -----------

TOTAL CURRENT ASSETS                                           213,360,773       38,930,329         4,991,068

FIXED ASSETS                                          11         5,193,541        4,699,452           602,494
INTERESTS IN ASSOCIATED COMPANIES                     12        22,076,944        5,825,859           746,905
FIXED BANK DEPOSIT                                               6,494,181                -                 -
LONG TERM RECEIVABLE                                                     -      248,798,243        31,897,211
OTHER RECEIVABLE, net of provisions of
  Nil in 1995 and HK$17,000,000 in 1996               13                 -      113,000,000        14,487,179
OTHER ASSETS                                                    12,950,848        8,177,240         1,048,364
                                                               -----------      -----------       -----------

TOTAL ASSETS                                                   260,076,287      419,431,123        53,773,221
                                                               ===========      ===========       ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
Bank overdrafts                                       14           357,437          676,889            86,781
Bank import loans                                     14         5,768,017        5,673,880           727,420
Bank loans                                            14           237,710        1,478,799           189,590
Income taxes payable                                            24,745,756       45,823,523         5,874,811
Amounts due to directors                              21                 -          516,956            66,276
Amounts due to related companies                      21         1,589,733        5,647,887           724,088
Accounts payable and accrued liabilities                        25,359,261       41,887,813         5,370,232
                                                               -----------      -----------       -----------
TOTAL CURRENT LIABILITIES                                       58,057,914      101,705,747        13,039,198

LONG TERM BANK LOANS                                  14         1,463,492                -                 -
DEFERRED TAXATION                                      7           163,204          163,204            20,924
                                                               -----------      -----------       -----------

TOTAL LIABILITIES                                               59,684,610      101,868,951        13,060,122

CONTINGENCIES AND COMMITMENTS                         22

STOCKHOLDERS'EQUITY
Common stock, par value US$0.001 per share:
  Authorized: 1,000,000,000 shares
  Issued and outstanding: 26,000,000 shares           15           202,800          202,800            26,000
Additional paid-in capital                            15        13,356,985       13,356,985         1,712,434
Retained earnings                                              186,831,892      304,002,387        38,974,665
                                                               -----------      -----------       -----------
TOTAL SHAREHOLDERS'EQUITY                                      200,391,677      317,562,172        40,713,099
                                                               -----------      -----------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         260,076,287      419,431,123        53,773,221
                                                               ===========      ===========       ===========

             The accompanying notes are an integral part of these consolidated financial statements.
                                      F - 5

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 1994, 1995 and 1996

                                                                              Year ended March 31,
                                                            1994             1995               1996             1996
                                                             HK$              HK$                HK$              US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             82,893,202         91,302,575        117,170,495       15,021,858
Adjustments to reconcile net income to
 net cash provided by/(used in) operating
 activities:
  Reorganization expenses                                       -         12,500,000                  -                -
  Gains on disposal of fixed assets                  (      5,000)      (    321,958)                 -                -
  Depreciation                                            355,172            506,690            495,989           63,588
  Provision for doubtful debts and
   diminutions in values of
   investments and associated companies                10,390,918          7,346,635         30,414,857        3,899,341
  Share of losses of associated companies               3,545,435          2,708,969          1,835,000          235,256
  Gains on disposal of short term
   investments                                                  -       (  2,785,120)      (  1,145,013)    (    146,797)
Decrease/(increase) in assets:
 Trade receivables and long term receivable          (  5,083,075)      (136,808,993)      (196,043,403)     (25,133,769)
 Prepayments and deposits                            (  2,981,957)      (  4,375,553)         5,682,771          728,561
 Amounts due from related companies                  (  2,147,812)      ( 14,574,550)           926,388          118,768
 Amounts due from directors                          (  3,843,013)         8,292,681          1,473,073          188,856
 Amounts due from associated companies               (  6,862,656)         9,362,537       (  1,250,592)    (    160,333)
 Amounts due from joint venture companies                       -       (  3,686,067)      (    241,427)    (     30,952)
Increase/(decrease) in liabilities:
 Amounts due to related companies                          923,860      (    386,607)      (    221,846)    (     28,442)
 Accounts payable and accrued liabilities                  574,546        16,032,848         16,600,556        2,128,277
 Unearned revenue                                    (   7,962,630)                -                  -                -
 Income taxes payable                                    9,806,596        11,765,325         21,077,767        2,702,278
                                                      ------------       -----------        -----------       ----------
Net cash provided by/(used in)
 operating activities                                   79,603,586      (  3,120,588)      (  3,225,385)    (    413,510)
                                                      ------------       -----------        -----------       ----------

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

For the years ended March 31, 1994, 1995 and 1996

                                                                                    Year ended March 31,
                                                              1994              1995               1996               1996
                                                               HK$               HK$                HK$                US$
CASH FLOWS PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES
  Purchase of fixed assets                              (   226,051)       ( 1,309,038)         (    1,900)      (       244)
  Deposits paid                                         ( 7,000,000)                 -                   -                 -
  Reduction/(addition) of fixed
  bank deposit                                                    -        ( 6,494,181)          6,494,181           832,587
  Purchase of investments in
  associated companies                                  (66,705,134)                 -                   -                 -
  Dividend income reinvested in
  other assets                                                    -        (   618,240)                  -                 -
  Purchase of other assets                              ( 2,411,516)       (   254,744)                  -                 -
  Proceeds from disposal of fixed assets                          -            399,997                   -                 -
  Proceeds from disposal of short term
  investments                                                     -         16,000,000                   -                 -
                                                       ------------        -----------          ----------       -----------
Net cash provided by/(used in)
  investing activities                                  (76,342,701)         7,723,794           6,492,281           832,343
                                                       ------------        -----------          ----------       -----------
CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES
  Dividends paid                                                  -        (10,000,000)                  -                 -
  Net borrowings/(repayments) under
  bank import loans                                       4,559,931          1,208,086          (   94,137)     (     12,069)
  Repayments of bank loans                               (  784,606)       (   210,914)         (  222,403)     (     28,513)
  Advances of bank overdrafts                                     -            357,437             319,452            40,955
                                                       ------------        -----------          ----------       -----------
Net cash provided by/(used in)
  financing activities                                    3,775,325        ( 8,645,391)              2,912               373
                                                       ------------        -----------          ----------       -----------
NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS                               7,036,210        ( 4,042,185)          3,269,808           419,206

Cash and cash equivalents, at beginning
  of year                                                 1,244,773          8,280,983           4,238,798           543,436
                                                       ------------        -----------          ----------       -----------
Cash and cash equivalents, at end of year                 8,280,983          4,238,798           7,508,606           962,642
                                                       ============        ===========          ==========       ===========

SUPPLEMENTARY CASH FLOWS
  DISCLOSURES:
  Interest paid                                             385,958            374,115             930,130           119,247
  Income taxes paid                                       1,280,033            314,675             882,259           113,110
                                                       ============        ===========          ==========       ===========

               The accompanying notes are an integral part of these consolidated financial statements.

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.      ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Continental, Inc. (the "Company") was incorporated under the laws of Utah, the United States of America and its principal activity is investment holding.

         On February 21, 1995, the Company acquired all of the issued and outstanding shares, pursuant to the Reorgarnization as defined thereafter, of Sun's International Holdings Limited ("Sun's International"), by the issue of an aggregate of 22,750,000 shares of common stock, par value US$0.001 each, of the Company (the "Reverse Acquisition"). Sun's International was incorporated under the laws of the British Virgin Islands on January 19, 1994 and whose principal activity is investment holding. This transaction has been treated as a recapitalization of Sun's International as if Sun's International is the acquirer. The historical financial statements prior to February 21, 1995 are those of Sun's International.

         Concurrently, the Company changed its fiscal year end date to March 31.

         On March 24, 1995, pursuant to a reorganization scheme (the "Reorganization"), Sun's International issued a total of 1,422 shares, credited as fully paid, to acquire the entire interests in Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited, Prime View Industrial Limited, Danbury Inc. and Winkler Holdings Inc. (hereinafter collectively together with the Company referred to as the "Group").

         Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited and Prime View Industrial Limited are primarily engaged in the sale of automatic production lines on a turn-key basis to various customers in the People's Republic of China (the "PRC"). These companies have also made investments in PRC enterprises through the formation of joint ventures with various PRC parties. Danbury Inc. and Winkler Holdings Inc. provide consulting and management services to the customers as well as to other group companies.

         In the opinion of the Company's management, the Reorganization constitutes a reorganization under common control and subsequent to which the ultimate control of the Company's subsidiaries remains substantially the same as before the Reorganization.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      BASIS OF PRESENTATION

        The consolidated financial statements of the Group have been prepared based on the historical financial statements of the Company and its subsidiaries for the years presented in these financial statements and to give effect to the Reverse Acquisition and the Reorganization as set out in note 1 to these consolidated financial statements as if the Reverse Acquisition and the Reorganization had been completed on April 1, 1993.

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in Hong Kong which are prepared in accordance with the accounting principles generally accepted in Hong Kong.

        The following material adjustments were made to present the consolidated financial statements to conform with US GAAP:

        - reversal of the revaluation surplus, and the related depreciation, arising from the revaluation of leasehold land and buildings; and

        -       write-off of pre-operating expenses in the year of occurrence.

3 .     SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

        (a)     Basis of consolidation
                ----------------------
                The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The results of the subsidiaries for the years are consolidated as if the Reorganisation and the Reverse Acquisition had been completed on April 1, 1993. All material intercompany balances and transactions have been eliminated on consolidation.

        (b)     Associated companies
                --------------------
                An associated company is a company, not being a subsidiary, over which the Group is in a position to exercise significant influence.

                The Group's share of the post-acquisition results of associated companies is included in the consolidated statements of income under the equity method of accounting. The Group's interests in associated companies are stated in the consolidated balance sheets at cost plus the Group's share of the associated companies' post acquisition results and capital transactions, less any provisions for other than temporary diminutions in values.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (c)     Short term investments
                 ----------------------
                 Short term investments are stated at the lower of cost and net realizable value.

         (d)     Cash and cash equivalents
                 -------------------------
                 The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

                 At March 31, 1995 and 1996, cash and cash equivalents included foreign currency deposits equivalent to HK$860,595 (US$110,944) and HK$13,802 (US$1,769), respectively.

         (e)     Fixed assets and depreciation
                 -----------------------------
                 Fixed assets are stated at cost less accumulated depreciation.

                 Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                 Leasehold land and buildings                      2.5%
                 Furniture and fixtures                            20%
                 Office equipment                                  20%
                 Motor vehicles                                    20%

         (f)     Income taxes
                 ------------
                 Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

         (g)     Foreign currency translation
                 ----------------------------
                 Foreign currency transactions denominated in foreign currencies are translated into Hong Kong dollars ("HK$") at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into HK$ at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the statements of income.

                 Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on March 31, 1996 of US$ 1.00 :
                 HK$7.80. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on March 31, 1996 or at any other date.

                 The joint ventures maintain their books and accounting records in Renminibi (the "RMB"). For the purpose of accounting for the Group's attributable interests in the net assets and results of the joint ventures, the RMB financial statements of the associated companies were translated into HK$ using the current rate method whereby all assets and liabilities are translated into HK$ at the applicable rate of exchange prevailing at the balance sheet date as quoted by the People's Bank of China, income and expense items were translated at the average rates as quoted by the People's Bank of China.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

       (g)     Foreign currency translation (continued)
               ----------------------------
               Gains and losses resulting from the changes in exchange rates from year to year were reported separately as a component of shareholders' equity.

       (h)     Revenue recognition
               -------------------
               Revenue from the sale of machinery and equipment is recognized when the machinery and equipment are delivered to the customer.

               Revenue from the sale of the production line on a turn-key basis, which is normally completed within a period of eight to twelve months, is recognized in full in the year when the installation of the production line is completed. The installation of a production line is considered complete when all the significant costs have been incurred and all the machinery and equipment for the production line have been delivered and installed.

               Revenue for the provision of design, training and consultancy services is recognized when service is rendered.

       (i)     Retirement benefits
               -------------------
               The Group participates in a defined contribution retirement plan administered by an insurance company (the "Retirement Plan").
               All staff (except for PRC staff and directors of the Company) covered under the Retirement Plan are entitled to a monthly pension, borne by the insurance company, upon their retirement equal to a fixed proportion of their ending salary amount as at their retirement. The Group is required to make contributions to the Retirement Plan at a rate of 5% of the salaries of its existing staff, and is not responsible for any payments beyond the contributions to the Retirement Plan as noted above. The retirement benefit contributions are charged to the statements of income as services are provided.

               Contributions made to the retirement plan during the years ended March 31, 1994, 1995 and 1996 were HK$33,534, HK$52,955, and
               HK$26,306, respectively.

       (j)     Earnings per share
               ------------------
               Earnings per share is based on the number of 26,000,000 shares of common stock outstanding as if the Reverse Acquisition had been completed at April 1, 1993.

       (k)     Dividends per share
               -------------------
               Dividends per share is based on 26,000,000 shares of common stock outstanding as if the Reverse Acquisition had been completed at April 1, 1993.

       (l)     Use of estimates
               ----------------
               The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      FINANCIAL INCOME/(EXPENSES), NET

                                                                          Year ended March 31,
                                                               1994                   1995               1996
                                                               HK$                    HK$                HK$

         Interest income                                    838,412               512,148              435,828
         Interest expenses                                ( 385,958)             (374,115)            (930,130)
         Bank charges                                             -              (122,784)            ( 72,106)
                                                          ---------              --------             --------
                                                            452,454                15,249             (566,408)
                                                          =========              ========             ========

5.      OTHER INCOME/(EXPENSES), NET

                                                                        Year ended March 31,
                                                               1994                   1995               1996
                                                               HK$                    HK$                HK$

         Commission and miscellaneous income              1,104,256               273,475               66,674
         Foreign exchange gains/(losses), net            (1,662,532)               82,834               70,640
         Dividend income                                          -               618,240                    -
         Associated companies written off                         -                     -          ( 4,995,117)
         Short term investments written off                       -                     -          (10,671,560)
         Other assets written off                                 -                     -          ( 5,258,406)
         Gains on disposal of short term investments              -             2,785,120            1,145,013
         Gains on disposal of fixed assets                    5,000               321,958                    -
                                                          ---------              --------             --------

                                                         (  553,276)            4,081,627          (19,642,756)
                                                          =========              ========             ========


6.       REORGANIZATION EXPENSES

         Concurrent with the issuance to the then shareholders of Sun's International an aggregate of 22,750,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Sun's International, reorganization expenses were incurred which reduced net income by HK$12,500,000, representing the fair value of 12.5% of Sun's International attributable to the existing common stock shareholders of the 3,250,000 shares of the Company prior to the Reverse Acquisition.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      INCOME TAXES

        The companies in the Group operate in several jurisdictions and are subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:

                                                                      Year ended March 31,
                                                           1994                   1995              1996
                                                            HK$                    HK$               HK$
        Income/(loss) before income taxes:
          Hong Kong                                   (6,990,675)              (70,094)       (22,438,260)
          PRC                                        100,970,506           103,452,669        161,001,817
                                                     -----------           -----------        -----------
                                                      93,979,831           103,382,575        138,563,557
                                                     ===========           ===========        ===========
        Income tax provision:
         Current:
          Hong Kong                                    2,366,629             2,980,000          1,879,812
          PRC                                          8,720,000             9,100,000         19,513,250
                                                     -----------           -----------        -----------
                                                      11,086,629            12,080,000         21,393,062

         Deferred                                              -                     -                  -
                                                     -----------           -----------        -----------
                                                      11,086,629            12,080,000         21,393,062
                                                     ===========           ===========        ===========

        It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no United States corporate income taxes have been provided in these financial statements.

        Under the current law of the British Virgin Islands, any dividends the Group will distribute in future, and capital gains arising from the Group's investments are not subject to income tax in the British Virgin Islands.

        Those companies carrying on business in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for profits tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16.5% (1994: 17.5% and 1995:
        16.5%) on their estimated taxable income for the year.

        Companies with operations in the People's Republic of China (the "PRC") are also subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services rendered in that jurisdiction is approximately 8.5%.

        At March 31, 1995 and 1996, trade income tax payables included foreign currency payables equivalent to HK$18,350,000(US$2,352,564) and HK$37,863,250 (US$4,854,263), respectively.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      INCOME TAXES (continued)

        A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:

                                                                         Year ended March 31,
                                                        1994                1995               1996
                                                         HK$                 HK$                HK$

Statutory Hong Kong tax rates                           17.5%               16.5%               16.5%

Computed expected tax expense                     16,446,470          17,058,125          22,862,987
Decrease resulting from PRC tax
 at a lower composite tax rate                    (7,839,179)         (8,168,175)         (7,052,050)
Adjustments for expense items which are
 not deductible for profits tax purposes:
   Share of loss in and provisions for
    diminutions in values of associated
    companies                                      2,162,362             446,980           1,126,969
   Provisions for diminutions in values
     of investments                                     --                  --             2,628,444
   Other provisions                                  210,000             662,269           1,565,813
   Disposal of short term investments                   --                  --            (  188,927)
   Reorganization expenses                              --             2,062,500                --
Others                                               106,976              18,301             449,826
                                                  ----------          ----------          ----------
                                                  11,086,629          12,080,000          21,393,062
                                                  ==========          ==========          ==========



        Deferred taxes mainly represent temporary differences on the allowance of doubtful debts, elimination of unrealized profits and accelerated depreciation allowance.

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      INCOME TAXES (continued)

        Undistributed earnings of the Company's non U.S. subsidiaries amounted to HK$304,002,387 at March 31, 1996. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings as at December 31, 1996 was approximately HK$105,000,000.

8.      TRADE RECEIVABLES, NET

                                                                   March 31,
                                                          1995                 1996
                                                           HK$                  HK$
Trade receivables                                    144,712,093            23,623,919
Less: Provision for doubtful debts                    (6,813,753)          (13,145,891)
                                                     -----------            ----------

Trade receivables, net                               137,898,340            10,478,028
                                                     ===========            ==========
Movements in provision for doubtful debts:
 Balance as at beginning of year                         380,000             6,813,753
 Doubtful debt expense                                 6,433,753             6,332,138
                                                     -----------            ----------

 Balance as at March 31                                6,813,753            13,145,891
                                                     ===========            ==========

        At March 31, 1995 and 1996, trade receivables included foreign currency receivables equivalent to HK$121,396,694 (US$15,563,679) and HK$ Nil (US$ Nil), respectively.

9.      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET

                                                                   March 31,
                                                          1995                1996
                                                           HK$                 HK$
Prepayments, deposits and other receivables           11,029,089            10,232,385
Less: Provision for doubtful debts                    (2,800,000)           (7,157,636)
                                                     -----------            ----------
Prepayments, deposits and other receivables, net       8,229,089             3,074,749
                                                     ===========            ==========

Movements in provision for doubtful debts:
  Balance as at beginning of year                             --             2,800,000
  Transfer from short term investments (note IO)              --             1,200,000
  Doubtful debt expense                                2,800,000             3,157,636
                                                     -----------            ----------

  Balance as at March 31                               2,800,000             7,157,636
                                                     ===========            ==========

                                      F- 15

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     SHORT TERM INVESTMENTS

                                                                                  March 31,
                                                                          1995                1996
                                                                           HK$                 HK$

Unlisted investments at cost                                          43,569,998                     -
Provisions for diminutions in values                                  (4,899,000)                    -
Amounts due from joint venture companies, net                          4,886,067                     -
Provision for doubtful debts                                          (1,200,000)                    -
                                                                     -----------           -----------
                                                                      42,357,065                     -
                                                                     ===========           ===========
Movements in provisions for diminutions in values:
 Balance at beginning of year                                                  -             4,899,000
 Provisions for diminutions in values                                  4,899,000                     -
 Reversal of provision on disposal                                             -            (4,899,000)
                                                                     -----------           -----------
 Balance at March 31                                                   4,899,000                     -
                                                                     ===========           ===========
Movements in provision for doubtful debts:
 Balance at beginning of year                                                  -             1,200,000
 Transfer from interests in associated companies (note 12)             1,200,000                     -
 Transfer to prepayments, deposits and other
  receivables (note 9)                                                         -            (1,200,000)
                                                                     -----------           -----------
Balance at March 31                                                    1,200,000
                                                                     ===========           ===========

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     FIXED ASSETS


                                                                                 March 31,
                                                                        1995                  1996
                                                                         HK$                   HK$
Cost:
 Leasehold land and buildings                                        4,485,631             4,485,631
 Furniture and fixtures                                                698,926               700,826
 Office equipment                                                      570,813               570,813
 Motor vehicles                                                      1,244,030             1,244,030
                                                                    ----------            ----------
                                                                     6,999,400             7,001,300

Less: accumulated depreciation                                      (1,805,859)           (2,301,848)
                                                                    ----------            ----------
Net book value                                                       5,193,541             4,699,452
                                                                    ==========            ==========

        The land and buildings are situated in Hong Kong and are held on lease terms over 50 years. The land and buildings are pledged to the Company's banker to secure facilities (note 19).


12.     INTERESTS IN ASSOCIATED COMPANIES

                                                                                March 31,
                                                                       1995                  1996
                                                                        HK$                   HK$
Unlisted investments, at cost                                       33,888,291            14,335,440
Share of post-acquisition losses                                    (5,824,856)           (6,928,886)
Write off for diminutions in values                                 (5,561,918)           (3,345,000)
Elimination of unrealized profits                                   (1,279,824)             (612,989)
                                                                    ----------            ----------
                                                                    21,221,693             3,448,565

Due from associated companies, net                                     855,251             2,377,294
                                                                    ----------            ----------
                                                                    22,076,944             5,825,859
                                                                    ==========            ==========

Movement in provisions for diminutions in values:
   Balance at beginning of year                                     11,010,918             5,561,918
   Reversal of provisions for diminutions in values
    on disposal                                                              -            (2,216,918)
   Transfer to other assets                                           (550,000)                    -
   Transfer to short term investments                               (4,899,000)                    -
                                                                    ----------            ----------
   Balance at March 31                                               5,561,918             3,345,000
                                                                    ==========            ==========
Movement in provision for doubtful debts:
 Balance at beginning of year                                        1,200,000                     -
 Transfer to short term investments (note IO)                       (1,200,000)                    -
                                                                    ----------            ----------
 Balance at March 31                                                         -                     -
                                                                    ==========            ==========

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INTERESTS IN ASSOCIATED COMPANIES (continued)

         The Group's share of the post-acquisition losses of associated companies for the year ended March 31, 1996 was HK$1,835,000 (1995:
         HK$2,708,969).

         Details of the associated companies as at March 31, 1996 were as follows:

                                                       Country of
                                                     registration        Group's
                                                              and      effective
         Name                                          operations        holding        Principal activities
                                                                               %
         Panyu Panyi Chemical Industry                      PRC                30        Manufacturing and sale
          & Commerce Co., Ltd.                                                           of PU resin

         Shan Dong Linyi Modern                             PRC                35        Manufacturing and sale
          Decorating Materials                                                           of PVC floor tiles
          Co., Ltd.

         Zhengzhou ZZZ Prime Hill                           PRC                20        Manufacturing and sale
          Floppy Disk Co., Ltd.                                                          of computer floppy disks

13.      OTHER RECEIVABLE

                                                                                           1995                 1996
                                                                                           HK$                  HK$

         Amounts due from a third party                                                       -         130,000,000
         Provision for doubtful debts                                                         -         (17,000,000)
                                                                                           -----        ------------
                                                                                              -         113,000,000
                                                                                           =====        ============

         Pursuant to a sales and purchase agreement dated December 20, 1996, Sun's International, a wholly-owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. (Note 24)

         Cathay's principal activity is investment holding and Cathay, through its 65.055% owned Hong Kong incorporated subsidiary, Fast Pulse Investment Limited, holds a 70% interest in a Sino-foreign cooperative joint venture engaging in property development in Beijing, the PRC.

         Based on a review of the fair value of the interest in Cathay, primarily based on a valuation report on the land, the title of which is to be transferred to the joint venture, performed by an independent professional valuer, a provision in the amount of HK$17,000,000 has been made to reduce the carrying value of the other receivable to its estimated fair value.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     BANK LOANS

                                                                                             March 31,
                                                                                     1995                1996
                                                                                      HK$                 HK$

        Long term bank mortgage loans, denominated in HK$                         1,701,202           1,478,799
        Less: current portion                                                      (237,710)         (1,478,799)
                                                                                  ---------           ---------
        Long term portion                                                         1,463,492                   -
                                                                                  =========           =========

        The mortgage loans are repayable in 64 monthly installments to July, 2001, carry interest at 1% to 1.25% above the Hong Kong prime lending rate (weighted average of 10.12% and 9.63% per annum as at March 31, 1995 and 1996, respectively), and are secured by the leasehold land and buildings owned by the Group.

        Subsequent to March 31, 1996, all the mortgage loans were repaid by the Group and the mortgage loans were classified as current liabilities.

        The import loans with banks carry interest at 1% above the Hong Kong prime lending rate (weighted average of 10% and 9.5% per annum as at March 31, 1995 and 1996, respectively).

        The bank overdrafts carry interest at 3% above the Hong Kong prime lending rate (weighted average of 12% and 11.5% per annum as at March 31, 1995 and 1996, respectively).

15.     SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

        On 21 February 1995, the Company acquired all of the issued and outstanding shares of Sun's International by the issue of an aggregate of 22,750,000 shares of common stock, US$0.001 par value each, of the Company.

        The additional paid-in capital account represents the reorganization expenses (note 6) and the surplus arising from the differences between the nominal value of the Company's shares exchanged under the Reverse Acquisition and the paid up value of the shares of Sun's International.

        The shares of the Company issued on March 24, 1995 pursuant to the Reverse Acquisition were treated as if they had been in issue for all periods presented.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.       CONCENTRATION OF CREDIT RISKS

          Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long term receivable and the amounts due from related companies.

          (i)      Cash deposits

                   The Group places its cash deposits with an international bank.

          (ii)     Trade receivables and long term receivable

                   As of March 31, 1996, approximately 95% (1995:77%) and 2% (1995:12%) of the trade receivable and long term receivable balances were due from China (Fujian) Foreign Trade Center Holdings Company, a Chinese Government controlled company, and Weihaiwei Market Stock Company Limited.

          (iii)    Amounts due from related companies

                   At March 31, 1996, approximately 50% and 32% of the amounts due from related companies were due from New Skyland Industrial Ltd. and Billion Pearl International Limited, respectively.

          The Group does not have the policy of requiring collateral.

17.       FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of financial instruments are set out as follows:


          (i)      Cash deposits

                   The cash deposits are stated at cost which approximates market value.

          (ii) Trade receivables, other receivables and amounts due from related companies

                   Trade receivables, other receivables and the amounts due from related companies are stated at their book value less provision for doubtful debts, which approximates the fair value.

          (iii)    Bank import loans

                   The carrying amount of short term bank loans approximates the fair value because of the short maturity of these instruments.

          (iv)     Accounts payable and amounts due to related companies

                   Accounts payable and amounts due to related companies are stated at their book value which approximate their fair value.

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATFD FINANCIAL STATEMENTS

 18.      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

          The Group's operating assets and primary source of income and cash flow are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 18 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

          Currently, a large proportion of the Group's revenue comes from the assembling, and production lines on a turn-key basis with China (Fujian) Foreign Trade Centre Holdings Company in the PRC, which is vulnerable to an increase in the level of competition from overseas and domestic suppliers and a change in the supply and demand relationship with that substantial customer.

 19.      BANKING FACILITIES

          The Group had banking facilities of approximately HK$14,800,000 for mortgages, overdrafts and trade finance. Unused facilities as at March 31, 1996 amounted to approximately HK$6,065,000.

          The banking facilities of the Group were secured by:

          i. mortgages over the Group's leasehold land and buildings with a net book value of approximately HK$3,819,000.

          ii.     corporate guarantees given by the Group totalling
                  HK$13,960,000 and

          iii.    lien on a third party's bank deposits totalling HK$5,000,000.

20.       FOREIGN CURRENCY EXCHANGE

          The Group has substantial transactions with customers and significant investments in associated joint ventures in the PRC. Both of the customers in the PRC may settle their debts and their associated companies distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The amount of debts due from customers in the PRC subject to control amounted to HK$248,798,000 (1995: HK$137,862,000).

          On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

          The quotation of the exchange rates does not imply free convertibility of RMB into Hong Kong dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.     RELATED PARTY BALANCES AND TRANSACTIONS

        The Group's amounts due from/(to) directors and related companies owned and/or controlled by a director, Chan Kwai Chiu, are unsecured, interest-free and are repayable on demand.

        In the normal course of business, some of the companies in the Group are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. In the opinion of the Company's management, all business with these joint ventures was conducted on an arm's length basis. Amounts of revenues from the sales of turn-key production lines and raw materials to these joint ventures are summarized as follows:

                                                                              Year ended March 31,
                                                                1994                    1995                1996
                                                                HK$                     HK$                 HK$
        Sales to joint ventures:
          Raw materials                                    5,291,715             22,300,181          15,755,398
          Production lines                                 8,229,780                      -                   -
                                                          ----------             ----------          ----------
                                                          13,521,495             22,300,181          15,755,398
                                                          ==========             ==========          ==========

        The unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Group's interests in these joint ventures.

22.     CONTINGENCIES AND COMMITMENTS

        As at March 31, 1996, the Group has the following capital commitments and contingencies:

        (i) The Group had outstanding letters of credit amounting to approximately HK$979,893.

        (ii) The Group had contracts with a related company in the PRC to purchase office premises to be developed by the related company for HK$23,700,000. As at March 31, 1996, HK$7,000,000, which was grouped under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

        (ill) The Group has acquired an interest of a property development joint venture company, Cheng Zhong, details of which are set out in note 13 to the financial statements. Cheng Zhong's principal asset is a piece of land held for redevelopment in Beijing, the PRC, the title of which is to be transferred to Cheng Zhong. The land use rights is in the progress of being transferred from the Chinese partner of the joint venture to Cheng Zhong. It is not confirmed that such land use rights could be successfully injected to Cheng Zhong. In case of unsuccessful injection of the land use rights, the Group could claim any resulted financial damages from the Chinese partner, which is in accordance with the legal opinion from the Group's lawyer in the PRC.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.     SEGMENTED FINANCIAL INFORMATION

        Substantially all of the Group's activities consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC.


        Sales by major customers

                                                                      Year ended March 31
                                                         1994                  1995              1996
                                                          HK$                   HK$               HK$
        Sales:
         China (Fujian) Foreign Trade
          Centre Holdings Company ("CFFTC")                    -           209,707,272        277,682,496
         Others                                      207,658,431            44,960,000         21,433,355
                                                     -----------           -----------        -----------

                                                     207,658,431           254,667,272        299,115,851
                                                     ===========           ===========        ===========

        The outstanding balance receivable from CFFTC arising from the above sales amounted to HK$248,798,243 as at March 31, 1996 (1995:
        HK$121,396,693).

24.     NON-CASH TRANSACTION

        As noted in note 13, Sun's International, a wholly-owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay for a consideration of HK$130 million, which was satisfied by netting off the other receivable, long term receivable, amount due from a director and amount due from a related company of HK$56,572,640, HK$68,333,334, HK$4,280,000 and HK$814,026, respectively. There was no cash movement involved in this transaction.

25.     SUBSEQUENT EVENTS

        Subsequent to March 31, 1996 the following events took place:

        (a) On June 21, 1996 the Group obtained a 100% interest in Gain Whole Limited for a consideration of US$20 million (HK$154.6 million) as partial settlement for the same amount of the debt due from China (Fujian) Foreign Trade Centre Holdings Company, a major customer of the Group. The principal asset of Gain Whole Limited is a certificate of deposit for an amount of US$20 million (HK$154.6 million) with an authorized financial institution in the People's Republic of China (the "PRC").

        (b) On December 20, 1996, the Group obtained a 100% interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. The principal asset of Cathay is a 65.055% interest in Fast Pulse Investment Limited ("Fast Pulse"), a Hong Kong incorporated company holding a 70% interest in Beijing Cheng Zhong Tower Real Estate Company Limited ("Cheng Zhong"). Cheng Zhong's principal asset is a piece of land held for redevelopment in Beijing, the PRC, valued at HK$260 million by an independent professional valuer on April 10, 1997.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    SUBSEQUENT EVENTS (continued)

      (c) On April 2, 1997 the Group acquired a 15.3% interest in Weifang Great Dragon Chemical Fibre Company Limited ("Weifang") for a cash consideration of US$8 million (HK$61.8 million). The principal activity of Weifang is the manufacture of polyester tyre cord fabrics, and polyester/nylon canvas.

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number                 Description
--------------                 -----------

23.1                           Consent of Ernst & Young

27                             Financial Data Schedule

ERNST & YOUNG          o Certified Public Accountants  o   Phone: 852-2846-9088
                         13/F Huschinson House                    852-2526-5371
                         10 Hartcourt Road                 Fax:   852-2868-4432
                         Central, Hong Kong                       852-2845-9208




The Board of Directors
China Continental, Inc.
Room 1801-1806
Hua Qin International Building
340 Queen's Road
Central
Hong Kong



                         Consent of Independent Auditors
                         -------------------------------

              We consent to the incorporation by reference in the annual report on Form 10-K of China Continental, Inc. for the year ended March 31, 1996 of our report dated April 18, 1997 for the consolidated financial statements of China Continental, Inc. and subsidiaries for the years ended March 31, 1995 and March 31, 1996.


                                                  /s/Ernst & Young
                                                  Certified Public Accountants


Hong Kong
July 25, 1997