Form 10-Q
period 1996-06-30
CHINA CONTINENTAL INC /UT/
filed 1997-07-25
CIK 789877

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Utah                                     87-0431063
             ----------                                --------------
   (State or other jurisdiction of              (IRS EmployerIdentification No.)
   incorporation or organization)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2542-2612
                                  -------------
                         (Registrant's telephone number)

     1140 Avenue of the Americas, Penthouse Floor, New York, New York 10036
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES            NO   X
     -----        -----

 As of June 30, 1996, 26,000,000 shares of Common Stock of the registrant were outstanding.

                             CHINA CONTINENTAL, INC.


                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1996                         1
         (unaudited) and  March 31, 1996 (audited)

         Unaudited Consolidated Statements of Income -                       2
         For the three months ended June 30, 1996 and 1995

         Unaudited Consolidated Statements of Cash Flows-                    3
         For the three months ended June 30, 1996 and 1995

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial                   5
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   6

Item 2.  Changes in Securities                                               6

Item 3.  Defaults Upon Senior Securities                                     6

Item 4.  Submission of Matters to a Vote of Security Holders                 6

Item 5.  Other Information                                                   6

Item 6.  Exhibits and Reports on Form 8-K                                    6

PART I.     FINANCIAL INFORMATION


Item 1.                Consolidated Financial Statements


                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)


                                          June 30,                 March 31,
                                            1996                     1996
                                        -----------                ---------
                                        (unaudited)

ASSETS

Current Assets
     Cash and deposits                      $20,625                    $963
     Accounts receivable, net,
     prepaids and deposits                   17,325                   1,837
     Short term investments                       0                       0
                                            -------                  ------
         Total Current Assets               $37,950                 $ 2,800
                                            -------                  ------

Long term receivable                              0                  31,897
Property and equipment                          580                     602
Investment in joint ventures                    750                     747
Due from related companies                    1,890                   2,191
Other assets                                 15,536                  15,536
                                            -------                  ------

Total Assets                                $56,706                 $53,773
                                            =======                  ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Bank overdraft                               0                      87
     Payables and accruals                    4,562                   5,371
     Bank import loans                        1,032                     727
     Due to related companies                   658                     790
     Income taxes payable                     5,430                   5,875
     Current portion of
     long-term debt                               0                     190
                                             ------                  ------
         Total current liabilities          $11,682                 $13,040
                                             ------                  ------
Long term debt                                    0                       0
Deferred income taxes                            20                      20

                                             ------                  ------
Total Liabilities                           $11,702                 $13,060
                                             ------                  ------
Stockholders' Equity
     Share capital                               26                      26
     Contributed surplus                      1,713                   1,713
     Retained earnings                       43,265                  38,974
                                             ------                  ------
Total Stockholders' Equity                  $45,004                 $40,713
                                             ------                  ------
Total Liabilities and Stockholders'
     Equity                                 $56,706                 $53,773
                                             ======                  ======
The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)


                                                         3 months ended

                                                 June 30,             June 30,
                                                   1996                 1995
                                               ----------           ----------
Revenues
     Sale of turnkey projects                      $9,170               $8,115
     Sale of raw materials                            476                  798
                                               ----------           ----------
          Total revenues                           $9,646               $8,913

Costs and expenses
     Cost of turnkey projects                       4,132                3,670
     Cost of raw materials                            440                  736
     Depreciation of fixed assets                      22                   22
     Selling and administrative
          expenses                                    353                  320
                                               ----------           ----------
          Total costs and expenses                 $4,947               $4,748
                                               ----------           ----------
     Operating income                              $4,699               $4,165
     Financial income (expenses) net                   (8)                   1
     Other income (expenses) net                       12                   11
     Share of losses of associated
          companies                                   (22)                 (56)
                                               ----------           ----------
     Income (loss) before income taxes              4,681                4,121
     Income taxes                                    (390)                (344)
                                               ----------           ----------
     Net Income                                    $4,291               $3,777
                                               ----------           ----------
     Earnings per share                            $0.165                $0.15
                                               ----------           ----------
     Dividends per share                              __                   __
     Weighted average common                   ----------           ----------
          and equivalent shares
          outstanding                          26,000,000           26,000,000
                                               ----------           ----------
The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Stated in '000 United States Dollars)
                                   (Unaudited)


                                                             3 months ended
                                                             --------------
                                                       June 30,       June 30,
                                                         1996           1995
                                                      ----------      --------
Cash Flow From Operating Activities:
Net Income .....................................      $ 4,291         $ 3,777
Adjustments to Reconcile Net Earnings
  to Net Cash From (Used in) Operating
  Activities:
     Depreciation ..............................           22              22
     Loss (Gain) on Disposal of
       Investment ..............................            0               0
     Share of (Profit) Loss in
       Joint Venture ...........................           22              56
     Changes in Non-Cash Working
       Capital .................................       15,385          (2,287)
                                                      -------         -------
           Net Cash Provided by (Used in)
             Operating Activities ..............      $19,720         $ 1,568
                                                      =======         =======
Investment Activities:
     Proceeds from Disposal of
       Investments .............................            0               0
     Payments for Acquisition of
       Equipment ...............................            0               0
     Investments in Joint Ventures .............            0               0
                                                      -------         -------
          Net Cash Provided by (Used in)
             Investing Activities ..............      $     0         $     0
                                                      =======         =======
Financing Activities:
     Repayment of bank overdraft ...............          (87)            (46)
     Repayment of Long-term Debt ...............         (190)              0
     Net Borrowings (Repayments)
       Under Bank Import Loans .................          219             115
                                                      -------         -------
          Net Cash Provided by (Used
             in) Financing Activities ..........      $   (58)        $    69
                                                      =======         =======
     Net Increase (Decrease) in Cash ...........      $19,662         $ 1,637
                                                      -------         -------
     Cash, Beginning of Period .................      $   963         $ 1,376
                                                      -------         -------
     Cash, End of Period .......................      $20,625         $ 3,013
                                                      -------         -------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The consolidated financial statements of China Continental, Inc. have been prepared pursuant to the requirements for reporting on Form 10-Q. Except for the consolidated balance sheet for the fiscal year ended March 31, 1996, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996.


Note 2 -- Foreign Currency Conversion

The Company's financial information is presented in U.S. dollars. Hong Kong dollars have been converted into U.S. dollars at the exchange rate of 7.728 to 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

               Comparison of the Three Months Ended June 30, 1996
                     to the Three Months Ended June 30, 1995
                     ---------------------------------------

Total revenues increased 8.2% to $9.6 million during the first quarter of 1996 over total revenue of $8.9 million recorded during the first quarter of 1995. The increase in revenue reflects an increase in the demand for the Company's products and services in the People's Republic of China.

Cost of sales increased by 3.7% during the first quarter of 1996 which is slightly less than the increase in sales. The increase in cost of sales by a lesser percentage was due to management's effort in negotiating better terms with its suppliers.

Selling and administrative expenses increased by 10.3% represented mainly by an increase in salaries.

Liquidity and Capital Resources

Cash and cash equivalents increased from $0.96 million at March 31, 1996 to $20.6 million at June 30, 1995. The entire long term receivable reflected on the March 31, 1996 balance sheet (representing the amount due from the Company's major customer) was satisfied in exchange for a 100% interest in Gain Whole Limited (the principal asset of which is a $20,000,000 certificate of deposit) and the acquisition of a 15.3% interest in Weifang Great Dragon Chemical Fibre Company Limited (a manufacturer of polyester tire cord fabrics) during the quarter and the balance in cash was received after March 31, 1997. The increase in cash and cash equivalents during the quarter ended June 30, 1996 is primarily due to this transaction. Substantially all of the Company's accounts receivable at March 31, 1996 were included in the long term receivable reflected on the March 31, 1996 balance sheet.

Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                    Not applicable.

Item 2.           Changes in Securities
                    Not applicable.

Item 3.           Defaults Upon Senior Securities
                    Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                    Not applicable.

Item 5.           Other Information
                    Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                    (a) Exhibit 27 Financial Data Schedule.
                    (b) No reports on Form 8-K were filed
                        by the Company during the quarter
                        ended June 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 25, 1997

                                                        China Continental, Inc.

                                                        By:/s/ Chan Kwai Chiu
                                                           ---------------------
                                                        Chan Kwai Chiu,
                                                        Chairman, President and
                                                        Chief Executive Officer

                                                        By:/s/ Eric Ng
                                                           ---------------------
                                                        Eric Ng,
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary