Form 10-Q
period 1996-09-30
CHINA CONTINENTAL INC /UT/
filed 1997-07-25
CIK 789877

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


             Utah                                               87-0431063
             ----                                               ----------
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

YES       [ ]      NO      [X]

         As of September 30, 1996, 26,000,000 shares of Common Stock of the registrant were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1996 (unaudited)
         and March 31, 1996 (audited)                                       1

         Unaudited Consolidated Statements of Income For the three and
         six months ended September 30, 1996 and 1995                       2

         Unaudited Consolidated Statements of Cash Flows- For the six
         months ended September 30, 1996 and 1995                           3

         Notes to Unaudited Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  7

Item 2.  Changes in Securities                                              7

Item 3.  Defaults Upon Senior Securities                                    7

Item 4.  Submission of Matters to a Vote of Security Holders                7

Item 5.  Other Information                                                  7

Item 6.  Exhibits and Reports on Form 8-K                                   7

PART I.           FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                                        Sept 30,                  March 31,
                                                                          1996                       1996
                                                                       ----------                 ---------
                                                                       (unaudited)
ASSETS

Current Assets
         Cash and deposits                                              $21,213                   $   963
         Accounts receivable, net,
           prepaids and deposits                                         21,953                     1,837
         Short term investments                                               0                         0
                                                                        -------                   -------
                  Total Current Assets                                  $43,166                   $ 2,800
                                                                        -------                   -------
Long term receivable                                                          0                    31,897
Property and equipment                                                      559                       602
Investment in joint ventures                                                734                       747
Due from related companies                                                2,219                     2,191
Other assets                                                             15,536                    15,536
                                                                        -------                   -------
Total Assets                                                            $62,214                   $53,773
                                                                        =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Bank overdraft                                                       0                        87
         Payables and accruals                                            5,013                     5,371
         Bank import loans                                                  986                       727
         Due to related companies                                           754                       790
         Income taxes payable                                             5,840                     5,875
         Current portion of long-term debt                                    0                       190
                                                                        -------                   -------
                  Total current liabilities                             $12,593                   $13,040
                                                                        -------                   -------
Long term debt                                                                0                         0
Deferred income taxes                                                        20                        20
                                                                        -------                   -------
Total Liabilities                                                       $12,613                   $13,060
                                                                        -------                   -------

Stockholders' Equity
         Share capital                                                       26                        26
         Contributed surplus                                              1,713                     1,713
         Retained earnings                                               47,862                    38,974
                                                                        -------                   -------
Total Stockholders' Equity                                              $49,601                   $40,713
                                                                        -------                   -------
Total Liabilities and Stockholders'
  Equity                                                                $62,214                   $53,773
                                                                        =======                   =======

The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                          Three months ended            Six months ended

                                              Sept 30,          Sept 30,         Sept 30,            Sept 30,
                                               1996              1995              1996                1995
                                              -------           -------          -------             -------
Revenues
  Sale of turnkey projects                  $ 9,932            $ 9,197            $19,102            $17,312
  Sale of raw materials                         455                923                931              1,721
                                             ------             ------             ------             ------
         Total revenues                     $10,387            $10,120            $20,033            $19,033

Costs and expenses
  Cost of turnkey projects                    4,460              4,136              8,592              7,805
  Cost of raw materials                         432                848                872              1,584
  Depreciation of fixed assets                   21                 22                 43                 44
  Selling and administrative
    expenses                                    437                387                790                707
                                             ------             ------             ------             ------
         Total costs and expenses           $ 5,350            $ 5,393            $10,297            $10,140
                                             ------             ------             ------             ------
  Operating income                          $ 5,037            $ 4,727            $ 9,736            $ 8,893
  Financial income (expenses)
     net                                         (7)                 9                (15)                10
  Other income (expenses)
    net                                           5                  3                 17                 14
  Share of losses of
    associated companies                        (20)               (11)               (42)               (67)
                                             ------             ------             ------             ------
  Income (loss) before
    income taxes                              5,015              4,728              9,696              8,850
  Income taxes                                 (418)              (390)              (808)              (734)
                                             ------             ------             ------             ------
  Net Income                                $ 4,597            $ 4,338            $ 8,888            $ 8,116
                                             ------             ------             ------             ------
  Earnings per share                        $  0.18            $  0.17            $  0.34            $  0.31
                                             ------             ------             ------             ------
  Dividends per share                          --                 --                 --                 --
                                             ------             ------             ------             ------

  Weighted average common and
    equivalent shares
        outstanding                      26,000,000         26,000,000         26,000,000         26,000,000
                                         ----------         ----------         ----------         ----------

The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                                                    Six months ended
                                                                             -------------------------------
                                                                             Sept 30,               Sept 30,
                                                                               1996                   1995
                                                                             -------                -------
Cash Flow From Operating Activities:
Net Income                                                                   $ 8,888                 $8,115
Adjustments to Reconcile Net Earnings to Net Cash
  From (Used in) Operating Activities:
     Depreciation                                                                 43                     44
     Loss (Gain) on Disposal of Investment                                         0                      0
     Share of (Profit) Loss in Joint Venture                                      42                     67
     Changes in Non-Cash Working Capital                                      11,191                 (6,758)
                                                                             -------                -------
          Net Cash Provided by (Used in) Operating Activities                $20,164                $ 1,468
                                                                             =======                =======
Investment Activities:
     Proceeds from Disposal of Investments                                         0                      0
     Payments For Acquisition of Equipment                                         0                      0
     Investments in Joint Ventures                                                 0                      0
                                                                             -------                -------
          Net Cash Provided by (Used in) Investing Activities                $     0                 $    0
                                                                             =======                =======
Financing Activities:
     Repayment of bank overdraft                                                 (87)                   (46)
     Repayment of Long-term Debt                                                   0                      0
     Net Borrowings (Repayments) Under Bank Import Loans                         173                     99
                                                                             -------                -------
          Net Cash Provided by (Used in) Financing Activities                $    86                 $   53
                                                                             =======                =======

Net Increase (Decrease) in Cash                                              $20,250                 $1,521
                                                                             =======                =======
Cash, Beginning of Period                                                    $   963                 $1,376
                                                                             -------                -------
Cash, End of Period                                                          $21,213                 $2,897
                                                                             =======                =======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of China Continental, Inc. and all its subsidiaries. All the financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

Results of Operation: The following table presents, for the periods indicated, certain information from the consolidated statements of income as a percentage of revenues.

(Expressed in United States Dollars '000)

                                            Three months ended                             Six months ended

                                       Sept 30,              Sept 30,              Sept 30,               Sept 30,
                                         1996                  1995                  1996                   1995
                                       --------              --------              --------               --------
Revenues
Sale of turnkey projects              $ 9,932      95.62%    $ 9,197      90.80%   $19,102       95.35%    $17,312       90.95%
Sale of raw materials                     455       4.38%        923       9.20%       931        4.65%      1,721        9.05%
                                       ------                 ------                ------                  ------
              Total revenue           $10,387     100.00%    $10,120     100.00%   $20,033      100.00%    $19,033      100.00%
                                       ------                 ------                ------                  ------
Cost of revenues (1)
Cost of turnkey projects                4,460      42.94%      4,136      40.86%     8,592       42.89%      7,806       41.00%
Cost of raw materials                     432       4.16%        848       8.38%       872        4.35%      1,584        8.30%
                                       ------                 ------                ------                  ------
              Total cost of revenue   $ 4,892      47.10%    $ 4,984      49.24%   $ 9,464       47.24%    $ 9,390       49.34%

                                       ------                 ------                ------                  ------
Gross margin (2)                      $ 5,495      52.90%    $ 5,136      50.75%   $10,569       52.76%    $ 9,643       50.86%
                                       ------                 ------                ------                  ------
Other expenses (3)
Depreciation of fixed assets               21                     22                    43                      44
Selling and administrative expenses       437                    387                   790                     707
Financial income (expenses) net            (7)                     9                   (15)                     10
Other income (expenses) net                 5                      3                    17                      14
Share of losses of associated             (20)                   (11)                  (42)                    (67)
 companies
                                       ------                 ------                ------                  ------
              Total other expenses    $   480       4.62%    $   408       4.10%   $   873        4.36%    $   794        4.17%
                                       ------                 ------                ------                  ------
Income (loss) before income taxes       5,015      48.28%      4,728      46.70%     9,696       48.40%      8,849       46.44%
Income taxes                             (418)      4.02%       (390)      3.85%      (808)       4.03%       (734)       3.80%
                                       ------                 ------                ------                  ------
Net income (3)                        $ 4,597      44.25%    $ 4,338      42.86%   $ 8,888       44.37%    $ 8,116       42.64%
                                       ======                 ======                ======                  ======

(1) "%" refers to percentage of related revenue line above.
(2) Gross margin equals revenue less cost of revenue.
(3) "%" refers to percentage of total revenue.

Results of Operations

             Comparison of the Three Months Ended September 30, 1996
                  to the Three Months Ended September 30, 1995
                  --------------------------------------------

Total revenues increased 2.6% to $10.4 million during the second quarter of 1996 over total revenue of $10.1 million recorded during the second quarter of 1995. The increase in revenue reflects the consistently increasing demand for the Company's products and services in the People's Republic of China.

Cost of revenues decreased by 1.5% during the second quarter of 1996. The decreased cost of sales was due to management's efforts in negotiating better terms with its major suppliers.

Selling and administrative expenses increased by 12.9% mainly represented by an increase in salaries.

Liquidity and Capital Resources

Cash and cash equivalents increased from $0.96 million at March 31, 1996 to $21.2 million at September 30, 1996. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

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

Item 3.           Defaults Upon Senior Securities
                      Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                      Not Applicable.

Item 5.           Other Information
                      Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                      (a)  Exhibit 27 Financial Data Schedule.
                      (b)  No reports on Form 8-K were filed by
                           the Company during the quarter ended
                           September 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 25, 1997

                                                   China Continental, Inc.

                                                   By: /s/ Chan Kwai Chiu
                                                       -----------------------
                                                       Chan Kwai Chiu,
                                                       Chairman, President and
                                                       Chief Executive Officer


                                                   By: /s/ Eric Ng
                                                       -----------------------
                                                       Eric Ng,
                                                       Chief Financial Officer,
                                                       Treasurer, and Secretary