Form 10-Q
period 1996-12-31
CHINA CONTINENTAL INC /UT/
filed 1997-07-25
CIK 789877

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                            87-0431063
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



 1801-1806 Hua Quin International Building, 340 Queen's Road Central, Hong Kong
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2542-2612
                       ---------------------------------
                         (Registrant's telephone number)

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

         As of December 31, 1996, 26,000,000 shares of Common Stock of the registrant were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 1996 (unaudited)
         and March 31, 1996 (audited)                                      1

         Unaudited Consolidated Statements of Income - For the three and
         nine months ended December 31, 1996 and 1995                      2

         Unaudited Consolidated Statements of Cash Flows-
         For the nine months ended December 31, 1996 and 1995              3

         Notes to Unaudited Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 7

Item 2.  Changes in Securities                                             7

Item 3.  Defaults Upon Senior Securities                                   7

Item 4.  Submission of Matters to a Vote of Security Holders               7

Item 5.  Other Information                                                 7

Item 6.  Exhibits and Reports on Form 8-K                                  7

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                              Dec. 31, 1996                            March 31, 1996
                                                              -------------                            --------------
                                                              (unaudited)
ASSETS

Current Assets
         Cash and deposits                                    $20,543                                      $    963
         Accounts receivable, net,
           prepaids and deposits                               28,030                                         1,837
         Short term investments                                     0                                             0
                                                              -------                                         -----
                           Total Current Assets               $48,573                                      $  2,800
                                                              -------                                         -----

Long term receivable                                                0                                        31,987
Property and equipment                                         13,538                                           602
Investment in joint ventures                                      762                                           747
Due from related companies                                      2,184                                         2,191
Other assets                                                    2,536                                        15,536
                                                              -------                                        ------

Total Assets                                                  $67,593                                       $53,773
                                                              =======                                        ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Bank overdraft                                             0                                            87
         Payables and accruals                                  5,118                                         5,371
         Bank import loans                                      1,125                                           727
         Due to related companies                                 668                                           790
         Income taxes payable                                   6,290                                         5,875
         Current portion of long-term debt                          0                                           190
                                                              -------                                        ------

                  Total current liabilities                   $13,201                                       $13,040
                                                              -------                                        ------

Long term debt                                                      0                                             0
Deferred income taxes                                              20                                            20
                                                               ------                                        ------

Total Liabilities                                             $13,221                                       $13,060
                                                               ------                                        ------

Stockholders' Equity
         Share capital                                             26                                            26
         Contributed surplus                                    1,713                                         1,713
         Retained earnings                                     52,633                                        38,974
                                                               ------                                        ------

Total Stockholders' Equity                                    $54,372                                       $40,713
                                                               ------                                        ------

Total Liabilities and Stockholders' Equity                    $67,593                                       $53,773
                                                               ======                                        ======


The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                                    Three months ended                 Nine months ended

                                                              Dec. 31,          Dec. 31,            Dec. 31            Dec. 31
                                                                1996              1995                1996               1995
                                                              -------            -------           --------           --------
Revenues
         Sale of turnkey projects                             $10,720            $11,911            $29,822            $29,223
         Sale of raw materials                                    543              1,147              1,474              2,868
                                                              -------            -------           --------           --------
         Total revenues                                       $11,263            $13,058            $31,296            $32,091

Costs and expenses

         Cost of turnkey projects                               4,609              5,300             13,201             13,105
         Cost of raw materials                                    510              1,050              1,382              2,634
         Depreciation of fixed assets                              21                 22                 64                 66
         Selling and administrative
           expenses                                               899                452              1,689              1,159
                                                              -------            -------           --------           --------
         Total costs and expenses                             $ 6,039            $ 6,824           $ 16,336           $ 16,964

         Operating income                                     $ 5,224            $ 6,234           $ 14,960           $ 15,127
         Financial income
           (expenses) net                                          (7)                11                (22)                21
         Other income (expenses) net                                3                  0                 20                 14
         Share of losses of associated                            (15)                (5)               (57)               (72)
         companies
                                                              -------            -------           --------           --------
         Income (loss) before income taxes                      5,205              6,240             14,901             15,090
         Income taxes                                            (434)              (514)            (1,242)            (1,248)
                                                              -------            -------           --------           --------

         Net Income                                           $ 4,771            $ 5,726           $ 13,659           $ 13,842
                                                              =======            =======           ========           ========

         Earnings per share                                   $  0.18            $  0.22           $   0.53           $   0.53
                                                              =======            =======           ========           ========

         Dividends per share                                      --                 --                 --                 --
                                                              -------            -------           --------           --------

         Weighted average common and
           equivalent shares outstanding                   26,000,000        26,000,0000         26,000,000        26,000,0000
                                                           ----------        -----------         ----------        -----------


The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                                                  Nine months ended
                                                                           --------------------------------
                                                                              Dec 31,               Dec 31,
                                                                               1996                  1995
                                                                            ---------             ---------
Cash Flow From Operating Activities:
Net Income                                                                   $13,659                $13,842
Adjustments to Reconcile Net Earnings to Net Cash
  From (Used in) Operating Activities:
     Depreciation                                                                 64                     66
     Loss (Gain) on Disposal of Investment                                         0                      0
     Share of (Profit) Loss in Joint Venture                                      57                     72
     Changes in Non-Cash Working Capital                                      18,575                (11,692)
                                                                            --------              ---------
          Net Cash Provided by (Used in) Operating Activities               $ 32,355              $   2,288
                                                                            ========              =========

Investment Activities:
     Proceeds from Disposal of Investments                                         0                      0
     Payments For Acquisition of Equipment                                   (13,000)                     0
     Investments in Joint Ventures                                                 0                      0
                                                                            --------              ---------
          Net Cash Provided by (Used in) Investing Activities               $(13,000)             $       0
                                                                            ========              =========

Financing Activities:
     Repayment of bank overdraft                                                 (87)                   (46)
     Repayment of Long-term Debt                                                   0                      0
     Net Borrowings (Repayments) Under Bank Import Loans                         312                    103
                                                                            --------              ---------
          Net Cash Provided by (Used in) Financing Activities               $    225              $      57
                                                                            ========              =========
Net Increase (Decrease) in Cash                                             $ 19,580              $   2,345
                                                                            ========              =========

Cash, Beginning of Period                                                   $    963              $   1,376
                                                                            --------              ---------
Cash, End of Period                                                         $ 20,543              $   3,721
                                                                            ========              =========


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

(Expressed in United States Dollars '000)

                                            Three months ended                       Nine months ended

                                        Dec 31,             Dec 31,              Dec 31,             Dec 31,
                                         1996                1995                 1996                1995
                                       -------            ---------             ---------          ---------
Revenues

Sale of turnkey projects                $10,720     95.17%  $11,911     91.92%   $29,822    95.29%   $29,223     91.06%
Sale of raw materials                       543      4.83%    1,147      8.08%     1,474     4.71%     2,868      8.94%
                                        -------             -------              -------            --------
             Total revenue              $11,263    100.00%  $13,058    100.00%   $31,296   100.00%   $32,091    100.00%
                                        -------             -------              -------            --------
Cost of revenues (1)
Cost of turnkey projects                  4,609     40.92%    5,300     40.58%    13,201    42.18%    13,105     40.83%
Cost of raw materials                       510      4.53%    1,050      8.04%     1,382     4.41%     2,634      8.20%
                                        -------             -------              -------            --------
             Total cost of revenue      $ 5,119     45.45%  $ 6,350     48.62%   $14,583    46.59%   $15,739     49.03%
                                        -------             -------              -------            --------
Gross margin (2)                        $ 6,144     54.55%  $ 6,708     51.37%   $16,713    53.14%   $16,352     50.97%
                                        -------             -------              -------            --------
Other expenses (3)
Depreciation of fixed assets                 21                  22                   64                  66
Selling and administrative expenses         899                 452                1,689               1,159
Financial income (expenses) net              (7)                 11                  (22)                 21
Other income (expenses) net                   3                   0                   20                  14
Share of losses of associated
 companies                                  (15)                 (5)                 (57)                (72)
                                        -------             -------              -------            --------
             Total other expenses       $   939      8.34%  $   468      3.58%   $ 1,812     5.79%   $ 1,262      3.93%
                                        -------             -------              -------            --------
Income (loss) before income taxes         5,205     46.21%    6,240     47.79%    14,901    47.61%    15,090     47.04%
Income taxes                               (434)     3.85%     (514)     3.93%    (1,242)    3.96%    (1,248)     3.89%
                                        =======             =======              =======             =======
Net income (3)                          $ 4,771     42.36%  $ 5,726     43.86%   $13,659    43.65%   $13,842     43.15%
                                        =======             =======              =======             =======

(1) "%" refers to percentage of related revenue line above.
(2) Gross margin equals revenue less cost of revenue.
(3) "%" refers to percentage of total revenue.

Results of Operations

             Comparison of the Three Months Ended December 31, 1996
                   to the Three Months Ended December 31, 1995
                   -------------------------------------------

Total revenues decreased 13.7% to $11.2 million during the third quarter of 1996 over total revenue of $13 million recorded during the third quarter of 1995. The decrease in revenue can mainly be accounted for by the fact that one turnkey project which was expected to be completed in December 1996 was delayed and was booked in the fourth quarter of fiscal 1997.

Cost of revenues decreased by 19.38% during the second quarter of 1996 due to the decrease in sales.

During December 1996, the other receivable of U.S. $14,487,179 listed on the March 31, 1997 balance sheet (and included in other assets on the March 31, 1996 balance sheet included in this Form 10-Q) was satisfied by the acquisition of Cathay Mercantile (Overseas) Limited, which indirectly owns certain land use rights in the People's Republic of China ("PRC"). As of the date hereof, it is not certain whether such land use rights could be successfully utilized, and if not, losses could be incurred by the Company. Property and equipment on the December 31, 1996 balance sheet has been increased in order to reflect this transaction.

Selling and administrative expenses increased by 98% from the corresponding prior quarter primarily as a result of the retention by the Company of Mega Capital Limited, a registered investment advisor located in Hong Kong. The contract with Mega Capital Limited is for two years commencing in August 1996 at a total fee of HK $6,000,000. Mega Capital Limited was retained by the Company in order to advise the Company in connection with possible business acquisitions in the PRC.


Liquidity and Capital Resources

Cash and cash equivalents increased from $0.96 million at March 31, 1996 to $20.5 million at December 31, 1996. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

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

Item 2.           Changes in Securities
                    Not Applicable.

Item 3.           Defaults Upon Senior Securities
                    Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                    Not Applicable.

Item 5.           Other Information
                    Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K
                    (a)  Exhibit 27 Financial Data Schedule.
                    (b)  There were no reports on Form 8-K filed
                         by the Company during the quarter ended
                         December 31, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 25, 1997

                                                China Continental, Inc.

                                                By:  /s/ Chan Kwai Chiu
                                                     -----------------------
                                                     Chan Kwai Chiu,
                                                     Chairman, President and
                                                     Chief Executive Officer

                                                By:  /s/ Eric Ng
                                                     -----------------------
                                                     Eric Ng,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary