Form 10-K
period 1997-03-31
CHINA CONTINENTAL INC /UT/
filed 1998-05-15
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Utah                                          87-0431063
-------------------------------               ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-852-2542-2612

Securities Registered Pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
                None                                    None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes  X   No
         -----   ------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were US$34,758,634.

     As of March 31, 1997, 26,000,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $17,062,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes    No  X
                                                       ----  -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------

PART I

   ITEM 1.    DESCRIPTION OF BUSINESS..................................      3
   ITEM 2.    DESCRIPTION OF PROPERTIES................................      6
   ITEM 3.    LEGAL PROCEEDINGS........................................      6
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS......................................      6

PART II

   ITEM 5.    MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS..............................      6
   ITEM 6.    SELECTED FINANCIAL DATA..................................      7
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................      8
   ITEM 7A.   QUANTITATIVE AND QUALIFICATION DISCLOSURES ABOUT
              MARKET RISK..............................................     12
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............     12

PART III

   ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.....................................     12
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......     12
   ITEM 11.   EXECUTIVE COMPENSATION...................................     12
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...............................................     14
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION......     14

PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTING
              ON FORM 8-K..............................................     14

              SIGNATURES...............................................     15

              INDEX TO FINANCIAL STATEMENTS............................    F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 11 of this Form 10-K.

The Company

     China Continental, Inc. (the "Company") designs, installs and sells plastic production lines on a turn-key basis and sells machinery and equipment for the manufacture of plastic products. The major portion of its sales are to plastic manufacturers in the People's Republic of China ("PRC" or "China"). The Company has completed over 60 turn-key projects throughout the PRC varying in size from US$300,000 to $5 million. Seven turn-key projects were completed during the year ended March 31, 1997 at an average cost of US$4.5 million. Typically turn-key projects require four to eight months to complete, depending on both the size and complexity. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. The Company became a US listed public company via a reverse acquisition in February 1995.

Market and Client Base

     During the 1990s, the Company began to market, on a turn-key basis, fully automated production lines to plastic product manufacturers. The majority of these turn-key projects were sold to companies in the PRC.

Business Segments

     The Company has two principal business segments:

     *    Sale of turn-key plastic production lines

     * Sale of machinery and equipment, accessories, spare parts, and raw materials

Sale of Turn-Key Plastic Production Lines

     During the 1990s the Company began to market, on a turn-key basis, fully automated production lines to plastic product manufacturers in the PRC. These turn-key projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. The Company has completed in excess of 60 turn-key projects throughout the PRC, varying in cost from US$300,000 to US$5 million.

     A typical turn-key project requires four to eight months to complete, depending on both its size and complexity. The design of a production line is based on job specifications, such as the particulars of the plastic products, the packaging format, the intended maximum production capacity and the layout of the factory premises, all of which are obtained from the customers. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. Test-runs of the turn-key production lines are conducted by engineers of the Company to ensure quality and the meeting of specified requirements. Turn-key projects generally have warranty periods ranging from six months to one year during which all repairs and maintenance are provided free of charge by the Company.

Sale of Machinery and Equipment, Accessories, Spare Parts, and Raw Materials

     The sale of machinery and equipment, accessories, spare parts, and raw materials are conducted in conjunction with the sales of turn-key plastic production lines.

Principal Suppliers

     The Company acquires its machinery and plastic materials from Nippon Polyurethane Industry Co., Ltd.; Nihon Unipolymer Co., Ltd.; Tomen Corporation, Janson Co., Ltd.; Vicson Iron Works, Co., Ltd.; Cheer Young Machinery Works Co., Ltd.; Mintop Development Limited; Wing Lee Hong; and K.S. Plastics, Inc.

Employees

     As of March 31, 1997, the Company employed a sales and administrative staff of 15 persons in Hong Kong and a technical staff of approximately 40 persons in the PRC.

Competition

     The market for turn-key automated production lines in the plastic manufacturing industry is fragmented in the PRC. The Company believes that it is a leading designer, installer and Marketer of automated turn-key plastic production lines in the PRC and that it provides buyers with superior post-installation technical, engineering and quality control support. To date, there has been limited price competition in this market, but price competition is becoming a factor.

Economic Development in the People's Republic of China ("PRC" or "China")

     The development of the PRC's economy has been characterized by the adoption, since 1953, of Five Year Plans. Implementation of the plans is carried out under the supervision of the State Planning Commission, which reports directly to the State Council. The ninth Five Year Plan for national, economical and social development for 1996-2000, along with a ten year program which extends to 2010, was adopted in 1996, by the Standing Committee of the National Peoples' Congress.

     China's gross domestic product for the first quarter of 1997 grew at 9.4% when compared with the same period of the previous year, while the second quarter grew at 9.6%. The growth rate for all of 1997 will approximate 1996, which had a growth rate of 9.5%. Although this growth rate is 1% lower than 1995 and 2.2% lower than 1994, it is one of the highest growth rate in the world. In September 1997, at a conference in Kuala Lumpur held by a United Nations project to link forecasting models, researchers announced their predictions for economic growth in 1997 of 3.1% (2.9% for 1996), within which the developed countries will grow at 2.4%, the developing countries at 6.0%, and Eastern Europe at 3.7%. China, however, will have the highest growth rate at 9.5%.

     The total amount of investment in 1997 will reach RMB2,595 billion (US$313 billion), a nominal growth rate of 13% representing a real growth rate of 10.6%, and the rate of investment will be approximately 34%. The 1998 total investment is expected to be RMB2,965 billion (US$357 billion) a nominal growth rate of 14% or a real growth rate of 10.9% with the rate of investment remaining at 34%. On the whole, the nominal growth rate will be lower than the average level of the past several years. However, due to the fall in inflation, the real investment growth rate will not fall significantly. The situation where the investment growth rate is higher than the GDP growth rate is expected to remain unchanged.

     On the whole, China is expected to maintain a favorable combination of a high growth economy with low inflation in 1998.

FUTURE PROSPECT OF THE COMPANY

     The Company has, for the past six years, been actively involved in the sale of turn-key production lines and the sale of machinery and equipment, accessories, spare parts, and raw materials. These businesses have been rewarding to the Company because of their high profit margins. These high margins have in turn attracted new competitors. The margin of profit compared to previous years has narrowed. Efforts are therefore being made to develop other markets and to implement tighter marketing controls.

     On April 2, 1997, the Company acquired a 30% interest in Megaway Development Limited. The principle asset of Megaway Development Limited is a 51% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tyre cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from CFFTC in the amount of HK$65,031,120 (US$8,415,000).

     The Company has further restructured its business in a manner that has the potential to eventually produce significant income and growth. The recent uphcavel of nearly all of the Asian economies has been a critical factor in the Company's decision to re-examine its business policy and to formulate a corporate discipline that will focus on long term growth and development. To this end, the Company has entered into a livestock and biotechnology joint venture (the "Joint Venture") with Feng Ning Manchuria Autonomous Region Agriculture Company Limited and China Resources Development Bureau in a livestock development project in the Feng Ning Manchuria Autonomous County of Northern Hebei Province in the PRC. On December 23, 1997, Sun's International, a wholly owned subsidiary of the Company, acquired a 56.5% interest in Wealthy Asia Limited for consideration in cash of US$52,000,000. On February 10, 1998, Sun's International acquired the remaining 43.5% interest in Wealthy Asia Limited for consideration of 40,000,000 shares of stock in China Continental, Inc. The principal asset of Wealthy Asia Limited is a 51% interest in Changde Da Feng Agriculture Co. Limited, a Sino Singapore joint venture incorporated in the People's Republic of China. Changde Da Feng's principal asset is 20,000 hectares or 49,400 acres of land.

     The Company's new emphasis is to lead, focus and manage a select group of high growth emerging businesses within a specific industry, particularly in the provision of technologies in agricultural genetics and farming in China, and to generate from these businesses the potential for significant returns. The Company intends to provide and promote such technologies to local breeders and growers in China. The Company believes significant opportunities exist for growth in the business of agricultural genetics and farming in China, particularly in those areas that offer potential proprietary technology development and potential market dominance.

     The Company believes that a number of factors will enable it to achieve its business objectives, including (i) the opportunity to lead the market in the agricultural and farming industry in China with the ability to make available the latest techniques and know-how in agrogenetic agriculture and farming; (ii) the presence of dedicated management and staff with expertise and know-how in agrogenetic agriculture and farming; and (iii) the unique location and availability of a significant size of arable farm land. In addition, the Company has technical support from its business relationship with its Chinese and American partners that will ensure its ability to exploit existing and future opportunities.

     The Joint Venture entails the import of American livestock genetics, through International Agriculture Genetics, Inc. ("IAG"), a company based in Edmond, Oklahoma, in the form of dairy cattle, beef cattle, sheep and goat embryos for implanting into local recipients.

     Superior genetics from the US will be selected and collected for propagation in this project. Once the imported genetics have matured, semen and embryos will be collected from offspring for propagation and distribution. Embryo transfer is considered the fastest and most economical way of propagating superior genetics. Embryos can be sexed, split and injected with an exogenous gene condom for successful incorporation in the production of beneficial pharmaceutical and immunological products to combat diseases such hepatitis, cancer, and tuberculosis.

     The rationale for this project is (I) to support the Chinese Government's Grain Conservancy Policy for the development of pasture-fed animals such as sheep, goats and cattle so that they do not compete for grains with humans; and
(II) to supply the demand of red meat to a population of 1.4 billion people. The total production of meat in China is expected to increase to 58 million metric tons. Although China has the largest human population in the world and is the largest livestock producer, it still lacks in the supply of superior livestock genetics. This project will propagate breeding livestock for China's expanding livestock population and increasing demand for red meat.

     The project will also entail marketing and distributing American agricultural genetics to contract breeders and municipal and provincial governments under a vertical integrated plan that includes the repurchase of offspring forfeeding and slaughter in the Company's contract abattoir. The Company-trained technicians will serve these clientele in the provision of insemination of semen and implantation of embryos to livestock. The technician will also provide services in the sale of the Company's feed, feed additives, minerals, vitamins, veterinary drugs and other supplementary products.

     In summary, this project will propagate breeding livestock and, when practicable, planting of seed genetics for China's ever-expanding livestock population and increasing demand for food. China, despite being the most populated nation in the world and the largest livestock producer, is lacking in the supply of superior livestock and planting of seed genetics to sustain its agriculture industry. The Company believes that it has identified a niche market by providing a program to enhance agricultural production that will significantly improve the standard of living and provide badly needed agricultural genetics to support the increasing demand for food in China. With its strong support from its Chinese and American partners, the Company will have access to this development opportunity and is well positioned to take advantage of existing and future opportunities. The Company is confident in its growth and prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's principal administrative, marketing and technical facilities are located in Hong Kong at 1801- 1806, Hua Qin International Building, 340 Queen's Road Central. These premises are owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock trades on the OTC Electronic Bulletin Board and is quoted under the symbol "CHCL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period.

                                 1997                         1996
                        ------------------------      ----------------------
                          High            Low           High          Low
                        ---------      ---------      --------      --------
First Quarter          $   2.875        $  0.625      $   1.25     $    1.00
Second Quarter            1.0625          0.5625          1.50          1.27
Third Quarter            2.59375          0.5625          2.50          1.50
Fourth Quarter             1.375           0.875         1.875          0.75


     The quotation reflects the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     As of April 30, 1998, the bid price of the Common Stock was $0.96875.

Holders

     As of April 30, 1998, there were approximately 348 record owners of the Common Stock of the Company.

Dividends

     Since fiscal 1994, the Company has not declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     None

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company's audited consolidated financial statements included in the Index to Financial Statements on page F-1 of this report. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                     Year Ended March 31,
                                      -------------------------------------------------------------------------------
                                         1997              1996             1995*             1994            1993
                                      ----------        -----------      -----------       ----------      ----------
                                                             (in thousands, except per share data)

Income Statement Data:
   Sales                                $34,759            $38,348          $32,650           $26,623          $5,789
   Cost of Sales                         14,290             15,228           15,639            10,890           3,341
                                        -------            -------          --------          -------          -------
   Gross Profit                          20,469             23,120           17,011            15,733           2,448
   Depreciation                             (80)               (64)             (65)              (46)            (45)
   Selling & Administrative Expenses       (959)            (1,249)          (1,325)           (1,839)         (1,050)
   (Provision) Recovery for Doubtful
       Accounts                             289             (1,217)            (942)           (1,332)           (141)
   Financial Income (Expenses), net         (55)               (73)               2                58             (34)
   Other Income (Expenses), net            (595)            (2,518)             523              (71)              (9)
   Share of Losses of Associated
   Companies                                  -               (235)            (347)             (455)              -
   Reorganization Expenses                    -                  -           (1,603)                -               -
                                        -------            -------          --------           -------         -------
   Income Before Taxes                   19,069             17,764           13,254            12,048           1,169
   Income Taxes                           2,635              2,742            1,549             1,421             287
                                        -------            -------          --------
   Net Income                            16,434             15,022           11,705            10,627             882
                                        -------            -------          --------           -------         -------
   Net Income Per Share                   0 .63              0 .58             0.45               .41             .03
                                        -------            -------          --------           -------         -------
   Dividends Per Share                        -                  -                -                38               -
                                        -------            -------          --------           -------         -------
   Weighted Average Shares               26,000             26,000           26,000            26,000          26,000
   Outstanding                          -------            -------          --------           -------         -------
Balance Sheet Data (At Period End)
   Working Capital (Deficit)            $55,784            $(8,048)         $19,910             $ 877         $(1,266)
   Total Assets                          73,282             53,773           33,343            17,529           6,086
   Long-term Liabilities                      0                 21              209               240             256
   Shareholders Equity                   57,516             40,713           25,691            12,383           3,035



* Fiscal 1995 results include a nonrecurring, noncash charge of $0.48 per share ($12,500,000) related to the reorganization adjustments due to the reverse merger in February 1995. The financial data is presented as if the reverse acquisition had been completed prior to April 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 Versus 1996
----------------

Revenues

     Revenues decreased by US$3,589,000 or 9.36% to US$34,759,000 for the year ended March 31, 1997 from US$38,348,000 for the prior year. This decrease is principally attributable to a 12.13% reduction in sales of turn-key projects. Management intends to abandon the marketing and sale of small turn-key projects, as this is a low margin business. Management believes that the resources of the Company can best be utilized by concentrating on the marketing and sale of large turn-key projects and obtaining economies of scale thereon. The decrease in sales of turn- key projects was partially offset by a 25% increase in sales of raw materials. The increase reflects the strong demand for raw materials from associated companies, as such sales are considered a value-added service to the customers of turn-key projects.

Cost of sales

     Cost of sales of turn-key projects includes the cost of machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended March 31, 1997, cost of sales as a percentage of revenue on turn-key projects was 34.11%, as a percentage of revenue virtually unchanged from the 34.72% for the prior year.

     Cost of sales of raw materials increased by 26.5%, which corresponded with the 25% increase in sale of raw materials to associated companies. However, in total, the Company's cost of sales decreased by US$938,000 or 6.2% to US$14,290,000 for the year ended March 31, 1997 from US$15,228,000 for the prior year. This reduction is attributable to larger rebates granted by suppliers.

Depreciation of Fixed Assets

     Depreciation expense increased by US$16,000 or 25% to US$80,000 for the year ended March 31, 1997 from US$64,000 for the prior year. The increase in depreciation expense is the result of a change in accounting policies whereby buildings are depreciated over the remaining period of the 50 year lease as opposed to the useful life of the building utilized in prior periods.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$290,000 or 23.2% to US$959,000 for the year ended March 31, 1997 compared to US$1,249,000 for the prior year. This decrease was mainly due to management's streamlining operational procedures and increase budgetary control. Moreover, the Company minimized its commission expenses by reducing commissions to a major representative, China Fujian Foreign Trade Holdings Limited. The Company has also reduced its auditing expense by approximately US$100,000.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment decreased by US$1,506,000 or 120% to a recovery of US$289,000 for the year ended March 31, 1997 from a provision of US$1,217,000 for the prior year. This decrease is attributable to a tightening of credit procedures and the recovery of US$290,000, which had previously been reserved.

Financial Income (Expense) Net

     Financial income (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by US$18,000 or 24.7% to US$(55,000) for the year ended March 31, 1997 from US$(73,000) for the prior year. This decrease is attributable to tighter controls on cash and the curtailing of bank loans.

Other income/(expenses)

     Other expenses decreased by US$1,923,000 or 76.4% to US$595,000 for the year ended March 31, 1997 from US$2,518,000 for the prior year. This decrease is principally attributable to a decrease of US$1,228,000 in write-offs of short term investments.

Share of losses of associated companies

     The associated companies are primarily operated on a break-even basis. The Company has no further obligation to support the associated companies and the losses sustained by them. During 1997, the Company incurred additional diminutions in value from the remaining interest in associated companies which reduced their carrying value to zero. Therefore, no share of post-acquisition losses was provided for the year ended March 31, 1997.

Income taxes

     Income taxes for the year ended March 31, 1997 were US$2,635,000 or 13.8% of pretax income. This compares with US$2,742,000 or 15.4% of pretax income for the prior year. The decrease is attributable to the overaccrual of the tax on Hong Kong profits tax for the prior period.

Net income

     Net income increased by US$1,412,000 or 9.4% to US$16,434,000 for the year ended March 31, 1997 from US$15,022,000 for the prior year. This increase resulted from lower costs which were partially offset by lower revenues.

1996 versus 1995
----------------

Revenues

     Revenues increased by US$5,698,000 or 17.45% to US$38,348,000 for the year ended December 31, 1996 from US$32,650,000 for the prior year. This increase resulted from strong demand for both the Company's products and services. Sale of turn-key projects grew by 35.11%, reflecting an improving economic environment in the People's Republic of China (the "PRC") and strong demand by manufacturers in the PRC to modernize their production facilities.

     Sale of raw materials decreased by 26.43% as management concentrated on the sale of turn-key projects which produce higher margins. It is the Company's objective to generate approximately 94% of its total revenue from the sale of turn-key projects and the remaining 6% of revenues from the sale of raw materials. As of March 31, 1996, the Company has ceased selling steel.

Cost of sales

     Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. Cost of sales of turn-key projects was 34.72% as a percentage of revenue for the year ended March 31, 1996 or virtually unchanged from the 34.15% for the prior year.

     Cost of sales (including raw materials sales) as a percentage of revenue decreased approximately 8% principally due to the decrease in the cost of sales of raw materials and steel.

Depreciation of fixed assets

     Depreciation expenses decreased by US$1,000 or 1.5% to US$64,000 for the year ended March 31, 1996 from US$65,000 for the prior year.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$76,000 or 6.1% to US$1,249,000 for the year ended March 31, 1996 from US$1,325,000 for the prior year. This decrease resulted from the efforts of management in streamling operational procedures and increasing budgetary control. In addition, the Company reduced its commission expenses to a major representative, China Fujian Foreign Trade Holdings Limited.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment increased by US$275,000 or 29.2% to US$1,217,000 for the year ended March 31, 1996 from US$942,000 for the prior year. This increase resulted from the Company writing off all receivables which had been outstanding for one year or longer, and a lump sum provision of approximately US$2,200,000 to reduce the remaining receivables to net realizable value.

Financial Income (Expense) net

     Financial income (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by US$75,000 to (US$73,000) for the year ended March 31, 1996 from US$2,000 for the prior year. This increased expense is attributable to a decrease in interest earned as the Company's cash was expended to finance its increased sales.

Other income/(expenses)

     Non-operating income for the year ended March 31, 1996 consisted of a gain on the disposal of short term investments of approximately US$2,348,000 compared to US$360,000 for the prior year.

Share of losses of associated companies

     The share of losses of associated companies decreased by US$112,000 or 32.3% to US$235,000 for the year ended March 31, 1996 from US$347,000 for the prior year. This decrease is principally the result of a redefinition of investment strategy and the disposal of interests in most of the Company's associated companies.

Reorganization Expense

     For the year ended March 31, 1995, the Company booked a loss of US$1,603,000 from its reverse merger representing the losses of the shell company prior to the merger. There was no reorganization expense for the year ended March 31, 1996.

Income taxes

     Income taxes for the year ended March 31, 1996 were US$2,742,000 or 15.4% of pre-tax income. This compares with US$1,549,000 or 11.7% of pre-tax income for the prior year. This increase in percentage resulted because a larger percentage of the Company's income was earned in Hong Kong which has a higher effective tax rate than the PRC.

Net Income

     Net income increased by US$3,317,000 or 28.3% to US$15,022,000 for the year ended March 31, 1996 from US$11,705,000 for the prior year. This decrease resulted from increased revenues and the fact that there was no reorganization expense for the year ended December 31, 1996.

Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital of US$55,784,000, including a cash balance of US$21,131,000. This compares to a working capital deficit of US$8,048,000 and a cash balance of US$963,000 at March 31, 1996.

     Net cash provided by operating activities increased to US$20,131,000 from US$414,000 used in operating activities for the prior year. The cash provided by operating activities consisted principally of US$16,434,000 of net income, a reduction in accounts due from directors, an increase in accounts payable and accrued liabilities, and an increase in income tax payable. These were partially offset by an increase in accounts receivable.

     Net cash used in investing activities totaled US$2,000 for the year ended March 31, 1997 compared to US$832,000 provided by investing activities for the prior year. In both years the Company had nominal purchases of fixed assets, but in the prior year the Company had a net reduction of fixed bank deposits.

     Net cash provided by financing activities totaled US$30,220 for the year ended March 31, 1997. Net cash provided by investing activities consisted principally of net borrowings which were partially offset by repayment of bank loans and repayment of bank overdrafts. For the prior year the Company had nominal cash provided by financing activities as loan repayments approximated borrowings.

     The Company's business has historically not been capital intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the Company's purchase of Wealthy Asia Limited for US$52,000,000 and 40,000,000 shares has substantially depleted the Company's cash reserves. Accordingly, the Company anticipates seeking additional debt or equity financing during the next twelve months to cover its capital requirements for its new agricultural genetics joint venture.

Impact of Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurance that this trend will continue. However, it is anticipated that any increase in costs to the Company can be passed on to its customers in the form of higher prices.

Certain Factors Affecting Certain Future Operating Results

a.   Revised Corporate Business

     In the past, the Company has been actively involved in the sale of turn-key production lines, machinery and equipment, accessories, spare parts and raw materials. The Company is now moving away from this line of business into the provision of technology in agricultural genetics and farming in China. Because of the Company's inexperience with this industry, there is no guaranty that its future results will equal those of the past or that the Company will be profitable in this industry.

b.   Dependence on Strategic Relationship

     The Company plans to conduct its future operations in the PRC with Feng Ning Manchuria Autonomous Region Agriculture Company Limited and China Resources Development Bureau. Any deterioration of this strategic relationship could have an adverse effect on the future operations and financial position of the Company.

c.   Country Risk

     Substantially all of the Company's operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include the risks associated with the political, economic and legal environments and foreign currency exchange, among others. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and remittance abroad and rates and methods of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is also possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company's revenues is denominated in renminbi, which must be converted into other currencies before remittance outside the PRC. Both the conversion of the renminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

ITEM 7A. QUANTITATIVE AND QUALIFICATION DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-2 through F-25. An index to such materials appears on page F-1.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 1997, the Company's board of directors selected Blackman Kallick Bartelstein LLP of Chicago, Illinois, as its certified accountants for the year ended March 31, 1997 replacing Ernst & Young of Hong Kong. During the preceding two years and the subsequent interim periods preceding their dismissal, the Company had no disagreements with the prior accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure nor were there any qualifications on their opinions.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the executive officers of the Company and the position held by each.


        Name           Age                Title
--------------------  ------   -----------------------------------
Harry H.H. Ho           47     Chairman of the Board and Chief Executive Officer
Ji Jun Wu               59     Vice-Chairman of the Board
Jui Ping Ng             50     Director
Kim Young Soh           49     Director
Dr. Thian hor Teh       52     Vice-President and Director
Dr. Y Joseph Mo         50     Director
Lin Tao Ge              36     Director
Chan Kwai Chiu          39     Director
Eric Ng                 37     Secretary/Treasurer Chief Financial Officer and
                               Director

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its chief executive officer and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal years ended March 31, 1997.


   Name of Individual            Year        Salary        Bonus        Other
--------------------------     ---------  ------------  ----------- ------------
Chan Kwai Chiu                   1995       130,680       10,880
                                 1996       143,000       11,900
                                 1997       155,870       12,990        129,366
Wong Yuen Ki                     1995       116,160        9,680
                                 1996       127,000       10,600
                                 1997       138,000       11,500        155,819

     No cash compensation was paid or accrued by the Company in excess of $100,000 for any other executive officer. The Company does not provide retirement, pension, profit sharing or similar benefit programs or plans to its officers. The Company does not pay fees or other compensation to its directors for attending meetings or special assignments.

     Mr. Harry H.H. Ho is the Chairman of the Board and Chief Executive Officer. He holds a degree in business studies from Nanyang University of Singapore and a masters degree in business administration from East Asia University of Macau. He has over 10 years of commercial experience in international trade, particularly in food products. In 1989 he established Megaway Group which markets food, shipping and financing services. In the same year, he established Hua Tuo Guan in Singapore to offer franchise services in Chinese and health foods. Since 1990 Mr. Ho has been involved in China Trade and in takeovers and restructuring of a number of Chinese enterprises.

     Mr. Ji Jun Wu is the Vice-Chairman of the Board and the President of the China operations of Megaway Group. He has over 40 years of commercial experience. Since the PRC's establishment of the open economy in the 1980's he has been instrumental in the establishment of over ten foreign investments and joint ventures in the PRC, including such international companies as Motorola, NEC, IBM, AT&T, Samsung and Yamaha. In addition, he has served as an official Chinese government representative.

     Mr. Jui Ping Ng, Director, is currently the Executive Chairman of several Singapore companies, namely, Pac Asia Holdings, August - Kennedy Consulting Group Pte Limited, and Horizon Technologies International Pte Limited. He was previously the Chief of Army of the Republic of Singapore from 1990-1991 and the Chief of Defense from 1991-1995.

     Mr. Kim Young Soh, Director, holds an honorary degree in systems and engineering from Nanyang University of Singapore and a masters degree in systems and engineering from the University of Singapore. He has over ten years of commercial experience, working with international companies such as Siemens, SGS Thomson, Deltron Automatics Systems and Texas Instruments National Semiconductors. In 1992 he established Right Holdings Limited, a Singapore company involved in property development, building construction, tourism, electronic components, and general investments.

     Dr. Thian hor Teh, Vice President and Director joined the Company in January 1998 and will be responsible for developing, researching and supplying technologies in agricultural genetics. He established International Agriculture Genetics, Inc. in 1995 and serves as its president and chief executive officer. He has more than 20 years of experience in the research and development of agricultural genetics and has received several honors for outstanding achievements for his research works.

     Dr. Y Joseph Mo, Director, holds a doctorate in industrial and physical pharmacy from Purdue University. Prior to joining the Company, he held senior executive and directorship positions in various international companies such as NexMed, Inc.; Greenwich Pharmaceuticals, Inc.; Johnson & Johnson, Rorer Pharmaceuticals, Smith Kline Pharmaceuticals and Beechman Products.

     Mr. Lin Tao Ge, Director, is also the Managing Director of Xin Yi Tong, the joint distributor of credit cards for the International Commercial Bank of China, which has over five million members throughout the major cities of the PRC. He is also involved with Shandong Universal Biohealth Limited, a company with a diversified market in the PRC for the sale of biotech and agricultural related products.

     Mr. Chan Kwai Chiu, Director, has over 16 years of experience in the plastic products industry, including 10 years of experience in the design, installation and management of plastic related production lines. He has high-level relationships with government planning agencies commissioned for free enterprise projects in China at the provincial level and with the authorities of "city" level planning agencies.

     Mr. Eric Ng, Secretary/Treasurer, Chief Financial Officer and Director, joined the Company in 1992 and is responsible for the financial strategy of the Company. Prior to joining the Company he was a manager at KPMG Peat Marwick Hong Kong and is a member of the Chartered Association of Certified Accountants and a manager of Dynamic Holdings Limited (a listed company in Hong Kong). During his tenure at KPMG Peat Marwick, he was responsible for various merger and acquisitions of listed companies in Hong Kong. He has over 10 years of experience in auditing, finance and administration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 30, 1998 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners of more than five percent of the Company's Common Stock.


                                                                  Amount and Nature of
                                               ---------------------------------------------------------
                                                Beneficial Ownership
Name and Address (1)  of Beneficial Owner              Shares                      Percentage of Class
-------------------------------------------    -------------------------         -----------------------
Chan Kwai Chiu                                        9,100,000                           36.28%
Wong Yuen Ki                                          2,600,000                           10.37%
Dynasty Asia Worldwide Limited (2)                    2,600,000                           10.37%
Nanking International Limited                         2,600,000                           10.37%
Land Cheer Investment Limited (2)                     2,600,000                           10.37%
All officers and directors as a group (one)          14,300,000                           55.00%
                                              ==========================         ========================



(1) Address for all persons and entities is 1801-1806 Hua Qin International Building, 340 Queen's Road, Central Hong Kong.

(2)  Owned 100% by Chan Kwai Chiu.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

     The Company's amounts due from/(to) directors and related companies owned and/or controlled by a director, Chan Kwai Chiu, are unsecured, interest-free and are repayable on demand.

     In the normal course of business, some of the companies are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenues from the sales of raw materials to these joint ventures are summarized as follows:


                                             Year Ended March 31,
                            ----------------------------------------------------
                               1995              1996                   1997
                            -----------      -------------          ------------
Sales to joint ventures:
         Raw materials     US$2,884,888       US$2,038,214          US$2,548,484

The unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Company's interests in these joint ventures.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTING ON FORM 8-K

(a)  Exhibits

     Exhibit 27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     None


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA CONTINENTAL, INC.


                                       By:
                                          ----------------------------------
                                          Harry H.H. Ho
                                          Chairman of the Board and Chief
                                          Executive Officer

Dated: May 14, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signature                       Title                                Date
------------------               ----------                          ----------



----------------------        Chairman of the Board and Chief
Harry H.H. Ho                 Executive Officer                     May 14, 1998


----------------------
Ji Jun Wu                     Vice-Chairman of the Board            May 14, 1998


----------------------
Jui Ping Ng                   Director                              May 14, 1998


----------------------
Kim Young Soh                 Director                              May 14, 1998


----------------------
Dr. Thian hor Teh             Vice-President and Director           May 14, 1998


----------------------
Dr. Y Joseph Mo               Director                              May 14, 1998


----------------------
Lin Tao Ge                    Director                              May 14, 1998


----------------------
Chan Kwai Chiu                Director                              May 14, 1998


----------------------        Secretary/Treasurer Chief Financial   May 14, 1998
Eric Ng                       Officer and Director

                        Consolidated Financial Statements

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

        March 31, 1996 and 1997 CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Pages
                                                                         -------

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

   Notes to consolidated financial statements                       F-8 to F-25

REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and the Stockholders
China Continental, Inc.


We have audited the accompanying consolidated balance sheet of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of March 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended March 31, 1996 and 1995, were audited by other auditors whose report, dated April 18, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the year ended March 31, 1997, referred to above, present fairly, in all material respects, the consolidated financial position of China Continental, Inc. and subsidiaries as of March 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



                                   Blackman Kallick Bartelstein LLP




Chicago, Illinois
April 2, 1998

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended March 31, 1995, 1996 and 1997



                                                                      Year ended March 31,
                                                  ----------------------------------------------------------
                                       Notes       1995             1996              1997             1997
                                                    HK$              HK$               HK$              US$
                                                  ------           -------           ------           ------

SALES
   Related parties                     21       22,300,181       15,755,398        19,699,783       2,548,484
   Others                                      232,367,091      283,360,453       248,984,457      32,210,150
                                              -------------    -------------     -------------    ------------
                                               254,667,272      299,115,851       268,684,240      34,758,634

COST OF SALES                                 (121,983,761)    (118,777,918)     (110,460,697)    (14,289,870)
                                              -------------    --------------                     ------------
-----------------
GROSS PROFIT                                   132,683,511      180,337,933       158,223,543      20,468,764

DEPRECIATION OF FIXED ASSETS                      (506,690)        (495,989)         (620,313)        (80,248)

SELLING AND ADMINISTRATIVE
 EXPENSES                                      (10,335,518)     ( 9,744,449)       (7,413,213)       (959,019)
(PROVISION) RECOVERY FOR
  DOUBTFUL DEBTS                                (7,346,635)      (9,489,774)        2,238,844         289,631

FINANCIAL INCOME/(EXPENSES),
 NET                                   4            15,249         (566,408)         (425,759)        (55,079)

OTHER INCOME/(EXPENSES),
NET                                    5         4,081,627      (19,642,756)       (4,597,305)       (594,735)

SHARE OF LOSSES OF ASSOCIATED
COMPANIES                              12       (2,708,969)     ( 1,835,000)                -               -

REORGANIZATION EXPENSES                6       (12,500,000)               -                 -               -
                                               ------------    -------------     -------------    ------------

INCOME BEFORE INCOME TAXES                     103,382,575      138,563,557        147,405,797     19,069,314

INCOME TAXES                           7       (12,080,000)     (21,393,062)       (20,372,118)    (2,635,462)
                                               ------------    -------------     --------------   ------------

NET INCOME                                      91,302,575      117,170,495        127,033,679     16,433,852
                                               ------------    -------------     --------------   ------------
EARNINGS PER SHARE                 3(j), 24           3.51             4.51               4.89            .63
                                               ------------    -------------     --------------   ------------


        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


For the years ended March 31, 1995, 1996 and 1997

                                                        Additional
                                Note       Share        paid-in       Retained
                                           capital      capital       earnings          Total
                                           HK$           HK$          HK$                HK$
                                          ---------    -----------   -----------      ----------

Balance at April 1, 1994                  202,800       856,985      95,529,317       96,589,102
Net income                                      -             -      91,302,575       91,302,575
Reorganization expenses         6               -    12,500,000               -       12,500,000
                                        -----------  ------------   ------------     ------------
Balance at March 31, 1995                 202,800    13,356,985     186,831,892      200,391,677

Net income                                      -             -     117,170,495      117,170,495
                                        -----------  ------------   ------------     -------------
Balance at March 31, 1996                 202,800    13,356,985     304,002,387      317,562,172
Net income                                      -             -     127,033,679      127,033,679
                                        -----------  ------------   ------------     -------------
Balance at March 31, 1997                 202,800    13,356,985     431,036,066      444,595,851




        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 1996 and 1997

                                                  Notes            1996              1997         1997
                                                                    HK$               HK$          US$
                                                                -----------       ---------     ---------

ASSETS

CURRENT ASSETS
Cash and bank balances                                          7,508,606       163,341,939    21,130,911
Trade receivables, net of provisions of
  HK$13,145,891 in 1996 and HK $8,602,321
  in 1997                                          8           10,478,028       100,777,180    13,037,151
Prepayments, deposits and other receivables,
  net of provisions of HK$7,157,636 in 1996
  and HK$4,898,213 in 1997                         9            3,074,749         3,382,296       437,555
Short term  investments, net of provisions of
  0 in 1996 and $17,000,000 in 1997                10                   -       267,600,000    34,618,370
Amounts due from directors                         21             773,115                 -             -
Amounts due from related companies                 21          17,095,831        17,983,640     2,326,473
                                                              ------------     -------------   ------------
TOTAL CURRENT ASSETS                                           38,930,329       553,085,055    71,550,460

FIXED ASSETS                                       11           4,699,452         4,094,219       529,653
INTERESTS IN ASSOCIATED COMPANIES                  12           5,825,859         2,292,154       296,527
FIXED BANK DEPOSIT                                                      -                 -             -
LONG TERM RECEIVABLE                                          248,798,243                 -             -
OTHER RECEIVABLE, net of provisions of
  HK$17,000,000 in 1996 and 0 in 1997              13         113,000,000                 -             -
OTHER ASSETS                                                    8,177,240         7,000,000       905,563
                                                              ------------     -------------    -----------

TOTAL ASSETS                                                  419,431,123       566,471,428    73,282,203

LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
Bank overdrafts                                    14            676,889                 -              -
Bank import loans                                  14          5,673,880         8,063,170      1,043,101
Bank loans                                         14          1,478,799                 -              -
Income taxes payable                                          45,823,523        64,279,294      8,315,562
Amounts due to directors                           21            516,956         6,042,857        781,741
Amounts due to related companies                   21          5,647,887         5,847,659        756,489
Accounts payable and accrued liabilities                      41,887,813        37,642,597      4,869,676
                                                             ------------      ------------    ------------
TOTAL CURRENT LIABILITIES                                    101,705,747       121,875,577     15,766,569

DEFERRED TAXATION                                   7            163,204                 -              -
                                                             -------------     ------------    ------------

TOTAL LIABILITIES                                            101,868,951       121,875,577     15,766,569

CONTINGENCIES AND
  COMMITMENTS                                      22

STOCKHOLDERS' EQUITY
Common stock, par value
  US$0.001 per share:  Authorized:
  1,000,000,000 shares; Issued and
  outstanding: 26,000,000 shares                   15            202,800           202,800          26,236
Additional paid-in capital                         15         13,356,985        13,356,985       1,727,941
Retained earnings                                            304,002,387       431,036,066      55,761,457
                                                           --------------      -------------   -------------

TOTAL STOCKHOLDERS'
  EQUITY                                                     317,562,172       444,595,851      57,515,634
                                                           --------------      -------------  --------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                       419,431,123       566,471,428      73,282,203



        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 1995, 1996 and 1997



                                                                     Year ended March 31,
                                                   ---------------------------------------------------------
                                                    1995             1996              1997            1997
                                                     HK$              HK$               HK$             US$
                                                   -------          -------           ------          -------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                       91,302,575       117,170,495       127,033,679       16,433,852
Adjustments to reconcile net income to
 net cash provided by/(used in) operating
 activities:
  Reorganization expenses                        12,500,000                -                 -                 -
  Gains on disposal of fixed assets                (321,958)               -          (163,204)          (21,113)
  Depreciation                                      506,690          495,989           620,313            80,248
  Provision for doubtful debts and
   diminutions in values of
   investments and associated companies           7,346,635       30,414,857           869,710           112,511
  Share of losses of associated companies         2,708,969        1,835,000                 -                 -
  Gains on disposal of short term
   investments                                   (2,785,120)      (1,145,013)                -                 -
 Decrease/(increase) in assets:
 Trade receivables and long term receivable    (136,808,993)    (196,043,403)      (13,182,571)       (1,705,379)
 Prepayments and deposits                        (4,375,553)       5,682,771          (307,547)          (39,786)
 Amounts due from related companies             (14,574,550)         926,388          (887,809)         (114,852)
 Amounts due from/to directors                    8,292,681        1,473,073         9,988,570         1,292,182
 Amounts due from associated companies            9,362,537       (1,250,592)         (702,335)          (90,858)
 Increase/(decrease) in liabilities:
 Amounts due from joint venture companies        (3,686,067)        (241,427)                -                 -
 Amounts due to related companies                  (386,607)        (221,846)          199,772            25,844
 Accounts payable and accrued liabilities        16,032,848       16,600,556        13,690,462         1,771,082
 Income taxes payable                            11,765,325       21,077,767        18,455,771         2,387,551
                                               --------------   --------------    --------------    -------------
Net cash provided by/(used in)
 operating activities                            (3,120,588)      (3,225,385)      155,614,811        20,131,282
                                               --------------   --------------    --------------    -------------




 The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

For the years ended March 31, 1995, 1996 and 1997


                                                                       Year ended March 31,
                                                   ---------------------------------------------------------
                                                     1995             1996              1997           1997
                                                      HK$              HK$               HK$            US$
                                                   --------         -------           --------        -------
CASH FLOWS PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES
  Purchase of fixed assets                       (1,309,038)        (1,900)           (15,080)         (1,951)
  Reduction/(addition) of fixed
  bank deposit                                   (6,494,181)     6,494,181                  -               -
  Dividend income reinvested in
  other assets                                     (618,240)             -                  -               -
  Purchase of other assets                         (254,744)             -                  -               -
  Proceeds from disposal of fixed assets            399,997              -                  -               -
  Proceeds from disposal of short term
  investments                                    16,000,000              -                  -               -
                                                -------------    ------------       ------------   -----------
Net cash provided by/(used in)
  investing activities                            7,723,794      6,492,281            (15,080)         (1,951)
                                                -------------    ------------       ------------   ------------
CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES
  Dividends paid                                (10,000,000)             -                  -               -
  Net borrowings/(repayments) under
  bank import loans                               1,208,086        (94,137)         2,389,290         309,093
  Repayments of bank loans                         (210,914)      (222,403)        (1,478,799)       (191,306)
  Advances (repayments) of bank overdrafts          357,437        319,452           (676,889)        (87,567)
                                                -------------   -------------     --------------   ------------
Net cash provided by/(used in)
  financing activities                           (8,645,391)         2,912            233,602          30,220
                                                -------------   -------------     --------------   ------------
NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS                      (4,042,185)     3,269,808        155,833,333      20,159,551

Cash and cash equivalents, at beginning
  of year                                         8,280,983      4,238,798          7,508,606         971,360
                                                -------------   -------------     --------------   ------------
Cash and cash equivalents, at end of year         4,238,798      7,508,606        163,341,939      21,130,911


SUPPLEMENTARY CASH FLOWS
  DISCLOSURES:
  Interest paid                                     374,115        930,130            469,392          60,723
  Income taxes paid                                 314,675        882,259          2,079,551         269,023



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

     On February 21, 1995, the Company acquired all of the issued and outstanding shares, pursuant to the Reorganization as defined thereafter, of Sun's International Holdings Limited ("Sun's International"), by the issue of an aggregate of 22,750,000 shares of common stock, par value US$0.001 each, of the Company (the "Reverse Acquisition"). Sun's International was incorporated under the laws of the British Virgin Islands on January 19, 1994 and its principal activity is investment holding. This transaction has been treated as a recapitalization of Sun's International as if Sun's International is the acquirer. The historical financial statements prior to February 21, 1995 are those of Sun's International.

     Concurrently, the Company changed its fiscal year end date to March 31.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited, Prime View Industrial Limited, Danbury Inc., Winkler Holdings Inc., Cathay Mercantile (Overseas) Limited ("Cathay") and Gain Whole Limited (hereinafter collectively together with the Company referred to as the "Group").

     Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited and Prime View Industrial Limited are primarily engaged in the sale of automatic production lines on a turn-key basis to various customers in the People's Republic of China (the "PRC"). These companies have also made investments in PRC enterprises through the formation of joint ventures with various PRC parties. Danbury Inc. and Winkler Holdings Inc. provide consulting and management services to the customers as well as to other group companies. Cathay, through the formation of joint ventures, has invested in property development. Gain Whole Limited's principal activity is the holding of a certificate of deposit.

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

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in Hong Kong which are prepared in accordance with the accounting principles generally accepted in Hong Kong.

     The following material adjustments were made to present the consolidated financial statements to conform with US GAAP:

- reversal of the revaluation surplus, and the related depreciation, arising from the revaluation of leasehold land and buildings.


3    . SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     (a) Basis of consolidation
        -------------------------

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The results of the subsidiaries for the years are consolidated as if the Reorganization and the Reverse Acquisition had been completed on April 1, 1993. All material intercompany balances and transactions have been eliminated on consolidation.

     (b) Associated companies
        -----------------------

     An associated company is a company, not being a subsidiary, over which the Group is in a position to exercise significant influence.

     The Group's share of the post-acquisition results of associated companies is included in the consolidated statements of income under the equity method of accounting. The Group's interests in associated companies are stated in the consolidated balance sheets at cost plus the Group's share of the associated companies' post- acquisition results and capital transactions, less any provisions for other than temporary diminutions in values.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     (c) Short term investments
         -----------------------

     Short term investments are stated at the lower of cost and net realizable value.

     (d) Cash and cash equivalents
         ---------------------------

     The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

     At March 31, 1996 and 1997, cash and cash equivalents included foreign currency deposits equivalent to HK$13,802 (US$1,769) and HK$160,757,415 (US$20,796,561), respectively.

     (e) Fixed assets and depreciation
         ------------------------------

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

     (f) Income taxes
         -------------

     Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

     (g) Foreign currency translation
         -----------------------------

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

     Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on March 31, 1997 of US$ 1.00 : HK$7.73. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on March 31, 1997 or at any other date.

     The joint ventures maintain their books and accounting records in Renminbi (the "RMB"). For the purpose of accounting for the Group's attributable interests in the net assets and results of the joint ventures, the RMB financial statements of the associated companies were translated into HK$ using the current rate method whereby all assets and liabilities are translated into HK$ at the applicable rate of exchange prevailing at the balance sheet date as quoted by the People's Bank of China. Income and expense items were translated at the average rates as quoted by the People's Bank of China.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     (g) Foreign currency translation (continued)
         ----------------------------------------

     Gains and losses resulting from the changes in exchange rates from year to year were reported separately as a component of shareholders' equity.

     (h) Revenue recognition
         --------------------

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

     (i) Retirement benefits
         --------------------

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

     Contributions made to the retirement plan during the years ended March 31, 1995, 1996 and 1997 were HK$52,955, HK$26,306, and HK$32,375, respectively.

     (j) Earnings per share
         -------------------

     Earnings per share is based on the number of 26,000,000 shares of common stock outstanding as if the Reverse Acquisition had been completed at April 1, 1993.

     (k) Dividends per share
         --------------------

     Dividends per share is based on 26,000,000 shares of common stock outstanding as if the Reverse Acquisition had been completed at April 1, 1993.

     (l) Use of estimates
         -----------------

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

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     (m) New Accounting Pronouncements
         ------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. The amount reported as earnings per share for the year ended March 31, 1997, would not be different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the specific reporting requirements of SFAS No. 130; however, it believes the adoption of SFAS No. 130 would have had no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements of SFAS No. 131; however, it believes that its adoption will have no material impact on its future disclosure requirements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL INCOME/(EXPENSES), NET

                                                                       Year ended March 31,
                                                             ----------------------------------------
                                                               1995              1996          1997
                                                               HK$               HK$           HK$
                                                             -------           --------      --------

         Interest income                                     512,148           435,828        149,011
         Interest expenses                                  (374,115)         (930,130)      (469,392)
         Bank charges                                       (122,784)          (72,106)      (105,378)
                                                           -----------        ----------    -----------
                                                              15,249          (566,408)      (425,759)



5.      OTHER INCOME/(EXPENSES), NET


                                                                      Year Ended March 31,
                                                            -----------------------------------------
                                                               1995              1996          1997
                                                               HK$               HK$            HK$
                                                            --------           --------       -------

         Commission and miscellaneous income                 273,475           66,674        369,836
         Foreign exchange gains/(losses), net                 82,834           70,640        446,139
         Dividend income                                     618,240                -              -
         Associated companies written off                          -       (4,995,117)    (4,236,040)
         Short term investments written off                        -      (10,671,560)    (1,177,240)
         Other assets written off                                  -       (5,258,406)             -
         Gains on disposal of short term investments       2,785,120        1,145,013              -
         Gains on disposal of fixed assets                   321,958                -              -
                                                          ------------     ------------    -----------
                                                           4,081,627      (19,642,756)    (4,597,305)



6.   REORGANIZATION EXPENSES

     In  conjunction  with  the  Reverse  Acquisition  in  1995  (See  Note  1), reorganization expenses were incurred which reduced net income and increased paid-in capital by HK$12,500,000. This amount represented the fair value of 12.5% of Sun's International received by the existing common stock shareholders of the Company, prior to the Reverse Acquisition.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES

     The companies in the Group operate in several jurisdictions and are subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:

                                                  Year ended March 31,
                                           -------------------------------------
                                              1995           1996         1997
                                              HK$            HK$           HK$
                                            --------      --------      --------
   Income/(loss) before income taxes:
       Hong Kong                           (70,094)    (22,438,260)     507,446
       PRC                             103,452,669     161,001,817  146,898,351
                                      -------------   ------------  ------------
                                       103,382,575     138,563,557  147,405,797

     Income tax provision:
      Current:
       Hong Kong                        2,980,000       1,879,812      (169,634)
       PRC                              9,100,000      19,513,250    20,704,956
                                      ------------   -------------   -----------
                                       12,080,000      21,393,062     20,535,322

      Deferred                                  -               -      (163,204)
                                      ------------   ------------    -----------
                                       12,080,000      21,393,062    20,372,118


     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no United States corporate income taxes have been provided in these financial statements.

     Under the current law of the British Virgin Islands, any dividends the Group will distribute in the future, and capital gains arising from the Group's investments are not subject to income tax in the British Virgin Islands.

     Those companies carrying on business in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for profits tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16.5% on their estimated taxable income for the year.

     Companies with operations in the People's Republic of China (the "PRC") are also subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services rendered in that jurisdiction is approximately 8.5%.

     At March 31, 1996 and 1997, income tax payables included foreign currency payables equivalent to HK$37,863,250 (US$4,854,263), and HK$61,325,206
     (US$7,933,403), respectively.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INCOME TAXES (continued)

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:


                                                                    Year ended March 31,
                                                          ----------------------------------------
                                                             1995           1996           1997
                                                             HK$             HK$             HK$
                                                          ---------      ---------        --------
Statutory Hong Kong tax rates                                 16.5%          16.5%           16.5%

Computed expected tax expense                           17,058,125     22,862,987      24,321,957
Decrease resulting from PRC tax
 at a lower composite tax rate                          (8,168,175)    (7,052,050)     (4,587,807)
Adjustments for expense items which are not
  deductible for profits tax purposes:
   Share of loss in and provisions for diminutions
   in values of associated companies                       446,980      1,126,969         326,135
   Provisions for diminutions in values
     of investments                                              -      2,628,444               -
   Other provisions                                        662,269      1,565,813               -
   Disposal of short term investments                            -       (188,927)              -
   Reorganization expenses                               2,062,500              -               -
Others                                                      18,301        449,826         311,833
                                                       ------------   -------------    -----------
                                                        12,080,000     21,393,062      20,372,118



Deferred taxes mainly represent temporary differences on the allowance of doubtful debts, elimination of unrealized profits and accelerated depreciation allowance.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES (continued)

     Undistributed earnings of the Company's non U.S. subsidiaries amounted to HK$431,036,066 at March 31, 1997. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings as at December 31, 1997 was approximately HK$147,000,000.

8.   TRADE RECEIVABLES, NET

                                                      As of  March 31,
                                                ------------------------------
                                                  1996                 1997
                                                   HK$                  HK$
                                                ----------          ----------

Trade receivables                               23,623,919         109,379,501
Less: Provision for doubtful debts             (13,145,891)         (8,602,321)
                                               -------------       -------------

Trade receivables, net                          10,478,028         100,777,180

Movements in provision for doubtful debts:
 Balance as at beginning of year                 6,813,753          13,145,891
 Doubtful debt expense (recovery)                6,332,138          (4,543,570)
                                               -------------       -------------

 Balance as at March 31                         13,145,891           8,602,321
                                               -------------       -------------

9.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET

                                                          As of  March 31,
                                                   -----------------------------
                                                      1996               1997
                                                      HK$                HK$
                                                   ----------         ----------

Prepayments, deposits and other receivables        10,232,385         8,280,509
Less: Provision for doubtful debts                 (7,157,636)       (4,898,213)
                                                   ------------    -------------
Prepayments, deposits and other receivables, net    3,074,749         3,382,296


Movements in provision for doubtful debts:
  Balance as at beginning of year                   2,800,000         7,157,636
  Transfer from short term investments (Note 10)    1,200,000                 -
  Doubtful debt expense (recovery)                  3,157,636        (2,259,423)
                                                   ------------    -------------

  Balance as at March 31                            7,157,636         4,898,213

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SHORT TERM INVESTMENTS

                                                         Year ended March 31,
                                                      --------------------------
                                                        1996              1997
                                                         HK$               HK$
                                                      --------          --------

Unlisted investments at cost (Notes 13 and 24)              -       284,600,000
Provisions for diminutions in values                        -       (17,000,000)
Amounts due from joint venture companies, net               -                 -
Provision for doubtful debts                                -                 -
                                                   ------------     ------------
                                                            -       267,600,000

Movements in provisions for diminutions in values:
 Balance at beginning of year                       4,899,000                 -
 Transfer from other receivables (Note 13)                  -        17,000,000
 Reversal of provision on disposal                 (4,899,000)                -
                                                   -------------    ------------
 Balance at March 31                                        -        17,000,000

Movements in provision for doubtful debts:
 Balance at beginning of year                       1,200,000                 -
 Transfer to prepayments, deposits and other
  receivables (Note 9)                             (1,200,000)                -
                                                   --------------   ------------
Balance at March 31                                         -                 -

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  FIXED ASSETS

                                                              As of March 31,
                                                          ----------------------
                                                           1996          1997
                                                            HK$           HK$
                                                          -------       --------
Cost:
 Leasehold land and buildings                            4,485,631    4,485,631
 Furniture and fixtures                                    700,826      700,826
 Office equipment                                          570,813      585,893
 Motor vehicles                                          1,244,030    1,244,030
                                                       ------------ ------------
                                                         7,001,300    7,016,380

Less: accumulated depreciation                          (2,301,848)  (2,922,161)
                                                      ------------- ------------
Net book value                                           4,699,452    4,094,219


The land and buildings are located in Hong Kong and are held on lease terms over 50 years. The land and buildings are pledged to the Company's banker to secure facilities (note 19).

12.  INTERESTS IN ASSOCIATED COMPANIES


                                                            As of  March 31,
                                                      --------------------------
                                                         1996           1997
                                                          HK$            HK$
                                                      ----------      ----------
Unlisted investments, at cost                         14,335,440     14,335,440
Share of post-acquisition losses                      (6,928,886)    (6,928,886)
Write off for diminutions in values                   (3,345,000)    (6,793,565)
Elimination of unrealized profits                       (612,989)      (612,989)
                                                      ------------  ------------
                                                       3,448,565              -
Due from associated companies, net                     2,377,294      2,292,154
                                                      ------------  ------------
                                                       5,825,859      2,292,154


Movement in provisions for diminutions in values:
   Balance at beginning of year                        5,561,918      3,345,000
   Reversal of provisions for diminutions in values
    on disposal                                       (2,216,918)             -
   Provisions for diminutions in value                         -      3,448,565
                                                      ------------  ------------
   Balance at March 31                                 3,345,000      6,793,565

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INTERESTS IN ASSOCIATED COMPANIES (continued)

The Group's share of the post-acquisition losses of associated companies for the year ended March 31, 1996 was HK$1,835,000. During 1997, the Company incurred additional diminutions in value in the remaining interests in associated companies which reduced the carrying value to zero. Therefore, no share of post-acquisition losses was provided for the year ended March 31, 1997. The amounts due from associated companies are deemed to be collectible as of March 31, 1997.

     Details of the associated companies at March 31, 1997 and 1996 were as follows:


                               Country of
                              registration    Group's
                                   and        effective
    Name                       operations     holding   Principal activities
--------------               --------------  ---------  --------------------
                                                    %
Panyu Panyi Chemical Industry     PRC            30     Manufacturing and sale
& Commerce Co., Ltd.                                    of PU resin

Shan Dong Linyi Modern            PRC            35     Manufacturing and sale
Decorating Materials                                    of PVC floor tiles
Co., Ltd.

Zhengzhou ZZZ Prime Hill          PRC            20     Manufacturing and sale
Floppy Disk Co., Ltd.                                   of computer floppy disks

13.  OTHER RECEIVABLE

                                              1996                   1997
                                               HK$                    HK$
                                          -----------            ------------

Amounts due from a third party            130,000,000                   -
Provision for doubtful debts              (17,000,000)                  -
                                        ---------------          ------------
                                          113,000,000                   -

     Pursuant to a sales and purchase agreement dated December 20, 1996, Sun's International, a wholly-owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. (Note 24)

     Cathay's principal activity was investment holding and Cathay, through its 65.055% owned Hong Kong incorporated subsidiary, Fast Pulse Investment Limited, held a 70% interest in a Sino-foreign cooperative joint venture engaging in property development in Beijing, the PRC.

     Based on a review of the fair value of the interest in Cathay, primarily based on a valuation report on the land, the title of which was transferred to the joint venture, performed by an independent professional valuer, a provision in the amount of HK$17,000,000 was made to reduce the carrying value of the other receivable to its estimated fair value of HK$113,000,000 as of March 31, 1996. On December 23, 1997, Sun's International sold the 100% interest in Cathay for a consideration of approximately
     HK$123,435,000. As of March 31, 1997, the estimated fair value of the interest in the property of HK$113,000,000 was reclassified to short-term investments in the accompanying consolidated balance sheet.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  BANK LOANS

                                                          As of  March 31,
                                                    ---------------------------
                                                       1996             1997
                                                       HK$              HK$
                                                    ---------         ---------
        Long term bank mortgage loans,
        denominated in HK$                         1,478,799                -
        Less: current portion                     (1,478,799)               -
                                                  ------------        ----------
              Long term portion                            -                -

     The import loans with banks carry interest at 1% above the Hong Kong prime lending rate and the Hong Kong prime lending rate (weighted average of 9.5% and 8.5% per annum as of March 31, 1996 and 1997, respectively). The import loans are usually repaid in three to six months, which is in accordance with the terms of the agreement.

     The bank overdrafts carry interest at 3% above the Hong Kong prime lending rate (weighted average of 11.5% per annum as of March 31, 1996 and 1997).

15.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

     On February 21, 1995, the Company acquired all of the issued and outstanding shares of Sun's International by the issue of an aggregate of 22,750,000 shares of common stock, US$0.001 par value each, of the Company.

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

     (ii) Trade receivables and long term receivable

     As of March 31, 1997 and 1996, approximately 71% and 95% respectively, of the trade receivable and long term receivable balances were due from China (Fujian) Foreign Trade Center Holdings Company, a Chinese Government controlled company.

     (iii) Amounts due from related companies

     At March 31, 1997, approximately 37% and 31% of the amounts due from related companies were due from New Skyland Industrial Ltd. and Billion Pearl International Limited, respectively.

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

     (iv) Accounts payable and amounts due to related companies

     Accounts payable and amounts due to related companies are stated at their book value which approximates their fair value.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Group's operating assets and primary source of income and cash flow are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 19 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     Currently, a large proportion of the Group's revenue comes from the sale of automatic production lines on a turn-key basis with companies in the PRC (See Note 23). As such, those revenues are vulnerable to an increase in the level of competition from overseas and domestic suppliers and a change in the supply and demand relationship with those customers.

19.  BANKING FACILITIES

     The Group had banking facilities of approximately HK$12,000,000 for mortgages, overdrafts and trade finance. Unused facilities as of March 31, 1997 amounted to approximately HK$3,937,000.

     The banking facilities of the Group were secured by:

     i. mortgages over the Group's leasehold land and buildings with a net book value of approximately HK$3,526,000.

     ii.  lien on a third party's bank deposits totaling HK$5,000,000.

     iii. Personal guarantee by director, Chan Kwai Chiu, up to HK$20,000,000.

20.  FOREIGN CURRENCY EXCHANGE

     The Group has substantial transactions with customers and significant investments in associated joint ventures in the PRC. Both of the customers in the PRC may settle their debts and their associated companies distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The amount of debts due from customers in the PRC subject to control amounted to HK$100,767,720 and HK$248,000,000 in 1997 and 1996, respectively.

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

     In the normal course of business, some of the companies in the Group are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenues from the sales of raw materials to these joint ventures are summarized as follows:

                                              Year ended March 31,
                                   -------------------------------------------
                                      1995            1996             1997
                                      HK$             HK$              HK$
                                   ---------       ---------        ----------
      Sales to joint ventures:
        Raw materials           22,300,181        15,755,398       19,699,783

     The unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Group's interests in these joint ventures.

22.  CONTINGENCIES AND COMMITMENTS

     As at March 31, 1997, the Group has the following capital commitments and contingencies:

     The Group had contracts with a related company in the PRC to purchase office premises to be developed by the related company for HK$23,700,000. As at March 31, 1997, HK$7,000,000, which was grouped under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  SEGMENTED FINANCIAL INFORMATION

     Substantially all of the Group's activities consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC.


        Sales by major customers                                                                       Accounts
                                                      Sales                                           Receivable
                                                    ------------------------------------------------------------
                                                                         Year ended March 31
                                                    ------------------------------------------------------------
                                                        1995           1996            1997             1997
                                                        HK$            HK$             HK$              HK$
                                                    ----------      ----------      ---------         --------
         China (Fujian) Foreign Trade
          Centre Holdings Company ("CFFTC")       209,707,272      277,682,496     30,842,448        71,625,432
          Kin Heng Xin Investment &
          Development Company Limited                       -                -    128,292,528                 -
          Shenzhen San Gao Enterprises
          Company Limited                                   -                -     88,531,968        29,142,288
          Others                                   44,960,000       21,433,355     21,017,296             9,460
                                                 --------------  --------------- --------------    -------------
                                                  254,667,272      299,115,851    268,684,240       100,777,180


     The outstanding balance receivable from CFFTC arising from the above sales amounted to HK$248,798,243 as of March 31, 1996.

24.  NON-CASH TRANSACTIONS

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

     On June 21, 1996 the Group obtained a 100% interest in Gain Whole Limited for a consideration of US$20 million (HK$154.6 million) as partial settlement for the same amount of the debt due from China (Fujian) Foreign Trade Centre Holdings Company, a major customer of the Group. The principal asset of Gain Whole Limited is a certificate of deposit for an amount of US$20 million (HK$154.6 million) with an authorized financial institution in the People's Republic of China (the "PRC"). The certificate of deposit is valued at cost, which approximates market and was classified as a short-term investment in the accompanying consolidated balance sheet as of March 31, 1997.

     During 1997, HK$17,935,678 of trade accounts payable were paid directly by directors on behalf of the Company and HK$21,625,232 of trade accounts receivable were received directly by directors. The net activity of these transactions was posted to the amounts due to directors in the accompanying consolidated balance sheets.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1997 the following events took place:

     (a) On April 2, 1997, the Group acquired a 30% interest in Megaway Development Limited. The principle asset of Megaway Development Limited is a 51% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tyre cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from CFFTC in the amount of HK$65,031,120 (US$8,415,000).

     (b) On August 28, 1997, Sun's International sold the 100% interest in Gain Whole Limited (See Note 24), for a consideration of a 100% interest in Megaway Resort Development Limited, a company incorporated in the British Virgin Islands. The principal asset of Megaway Resort Development Limited is a 75% interest in Da Yu Edible Oil Co. Ltd., a Sino Singapore joint venture incorporated in the People's Republic of China. On December 3, 1997, Sun's International sold the 100% interest in Megaway's Resort Development Limited for a consideration of US$21,000,000.

     (c) On December 23, 1997, Sun's International acquired a 56.5% interest in Wealthy Asia Limited for consideration in cash of US$52,000,000. On
     February 10, 1998, Sun's International acquired the remaining 43.5% interest in Wealthy Asia Limited for consideration of 40,000,000 shares of stock in China Continental, Inc. The principal asset of Wealthy Asia Limited is a 51% interest in Changde Da Feng Agriculture Co. Limited, a Sino Singapore joint venture incorporated in the People's Republic of China. Changde Da Feng's principal asset is 20,000 hectares or 49,400 acres of land.

                         CONSENT OF INDEPENDENT AUDITORS


As independent accountants, we hereby consent to the use of our report dated April 2, 1998, and to all references to our Firm including in or by incorporation by reference made a part of the Annual Report on Form 10-K of China Continental, Inc. for the year ended March 31, 1997.



                                            BLACKMAN KALLICK BARTELSTEIN, LLP



Chicago, Illinois
May 12, 1998