Form 10-Q
period 1997-06-30
CHINA CONTINENTAL INC /UT/
filed 1998-05-21
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ______________ to _______________.


                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
                    ----------------------------------------
                 (Name of small business issuer in its charter)


           Utah                                                87-0431063
--------------------------------                        ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)



  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No X

     As of June 30, 1997, 26,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                        -------
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 1997
           (unaudited) and March 31, 1997...............................     3

           Unaudited Consolidated Statements of Income and
           Retained Earnings - For the three months ended June 30, 1997
           and 1996.....................................................     4

           Unaudited Consolidated Statements of Cash Flows- For
           the three months ended June 30, 1997 and 1996................     5


           Notes to Unaudited Consolidated Financial Statements.........     6

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations.............................     7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................     9

        Signatures......................................................     9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                  (unaudited)


                                                       June 30,        March 31,
                                                         1997            1997
                                                     -----------     -----------
ASSETS

Current Assets
  Cash and deposits                                    $23,091         $21,131
  Accounts receivable, net, prepaid and deposits        11,436          13,475
  Amount due from related companies                      2,280           2,326
  Short term investments                                43,033          34,618
  Total Current Assets                                  79,840          71,550
                                                       ----------    -----------

Property and equipment                                     510             530
Investment in joint ventures                               297             297
Other assets                                               905             905
                                                       ----------    -----------
Total Assets                                           $81,552         $73,282
                                                       ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Payable and accruals                                  $7,607          $4,870
  Bank import loans                                      1,133           1,043
  Due to related companies                                 285             756
  Income taxes payable                                   8,811           8,316
  Amounts due to directors                                 782             782
  Total current liabilities                             18,618          15,767
                                                       ----------    -----------
Stockholders' Equity
  Share capital                                             26              26
  Contributed surplus                                    1,728           1,728
  Retained earnings                                     61,180          55,761

Total Stockholders' Equity                              62,934          57,515
                                                       ----------    -----------

Total Liabilities and Stockholders' Equity             $81,552         $73,282
                                                       ==========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (Stated in '000 United States Dollars)
                                  (unaudited)



                                                   Three Months Ended June 30,
                                               ---------------------------------
                                                     1997               1996
                                               --------------      -------------
Revenues
Sale of turnkey projects                        $    9,516          $     9,170
Sale of raw materials                                  631                  476
                                               --------------      -------------
                                                    10,147                9,646
Cost of sales                                        3,987                4,572
                                               --------------      -------------
Gross Profit                                         6,160                5,074
Depreciation of fixed assets
                                                       (20)                 (22)
Selling and administrative expenses
                                                      (172)                (353)
Financial income (expenses) net
                                                       (54)                  (8)
Other income (expenses) net                              0                   12
Share of losses of associated companies                  0                  (22)
                                               --------------     --------------
Income before income taxes                           5,914                4,681
Income taxes                                          (495)                (390)
                                               --------------     --------------
Net Income                                     $     5,419        $       4,291
Retained Earnings, Beginning of Period              55,761               51,470
                                               --------------     --------------
Retained Earnings - June 30                   $     61,180        $      55,761
                                               ==============     ==============
Earnings per share                            $      0.208        $       0.165
                                               ==============     ==============
Weighted average common and
     equivalent shares outstanding              26,000,000           26,000,000
                                               ==============     ==============





   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                  (unaudited)


                                                     Three Months Ended June 30,
                                                          1997        1996
                                                       ----------  ----------

Cash Flows From Operating Activities:
Net Income                                               $5,419      $4,291
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation                                            20          22
     Share of (Profit) Loss in Joint Venture                  0          22
     Changes in Non-Cash Working Capital                 (3,569)     15,385
                                                      ----------   ----------
          Net Cash Provided by Operating Activities       1,870      19,720
                                                      ----------   ----------
Investing Activities:
     Proceeds from Disposal of Investments                    0          0
     Payments for Acquisition of Equipment                    0          0
     Investments in Joint Ventures                            0          0
                                                      ----------   ----------
          Net Cash Provided by (Used in) Investing
        Activities                                            0          0
                                                      ----------   ----------

Financing Activities:
     Repayment of bank overdraft                              0        (87)
     Repayment of Long-term Debt                              0       (190)
     Net Borrowings Under Bank Import
     Loans                                                   90        219
                                                      ----------   ----------
          Net Cash Provided by (Used in) Financing
        Activities                                           90        (58)
                                                      ----------   ----------
Net Increase in Cash                                      1,960     19,662
Cash, Beginning of Period                                21,131        963
                                                      ----------   ----------
Cash, End of Period                                   $  23,091    $20,625
                                                      ==========   ==========




        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

Note 2 -- Foreign Currency Conversion

The Company's financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.73 to 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996

Revenues

     Revenues increased by $501,000 or 5% to $10,147,000 for the three months ended June 30, 1997 from $9,646,000 for the corresponding period of the prior year. The increase in revenue reflects an increase in the demand for the Company's products and services in the People's Republic of China.

Cost of Sales

     Cost of sales decreased by $585,000 or 13% to $3,987,000 for the three months ended June 30, 1997 from $4,572,000 for the corresponding period of the prior year. This decrease resulted from negotiating better purchase terms with suppliers and the devaluation of other Southeast Asian countries' currencies.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $2,000 or 9.1% to $20,000 for the three months ended June 30, 1997 from $22,000 for the corresponding period of the prior year. This decrease resulted from a change in accounting policy whereby buildings are depreciated over the remaining period of the 50-year lease as opposed to the useful life of the building utilized in prior periods.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $181,000 or 51% to $172,000 for the three months ended June 30, 1997 from $353,000 for the corresponding period of the prior year. This decrease resulted from a streamlining of operational procedures and improved controls.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense increased by $46,000, or 575% to $54,000 for the three months ended June 30, 1997 from $8,000 for the corresponding period of the prior year. This increase resulted from increased short term borrowings by the Company.

Income Taxes

     Income taxes for the three months ended June 30, 1997 were $495,000 or 8.37% of pretax income. This compares with $390,000 or 8.33% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $1,128,000 or 26% to 5,419,000 for the three months ended June 30, 1997 from $4,291,000 for the corresponding period of the prior year. This increase resulted from both higher revenues and lower costs.

Liquidity and Capital Resources

     At June 30, 1997, the Company had working capital of $61,222,000 including a cash balance of $23,091,000. This compares to working capital of $55,783,000 and a cash balance of $21,131,000 at March 31, 1997.

     Net cash provided by operating activities decreased to $1,870,000 for the three months ended June 30, 1997 from $19,720,000 for the corresponding period of the prior year. This decrease resulted from changes in non-cash working capital which was partially offset by increased earnings. For the three months ended June 30, 1997 the change in non-cash working capital was $(3,569,000). This compares with $15,385,000 for the three months ended June 30, 1996.

     Net cash provided by financing activities was $90,000 for the three months ended June 30, 1997, all of which came from bank import loans. This compares to $58,000 used in financing activities for the three months ended June 30, 1996 when loan repayments exceeded borrowings.

     The Company's business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the Company's purchase of Wealthy Asia Limited for US$52,000,000 and 40,000,000 shares has substantially depleted the Company's cash reserves. Accordingly, the Company anticipates seeking additional debt or equity financing during the next twelve months to cover its capital requirements for its new agricultural genetics joint venture.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          1.   27.1 Financial Data Schedule

     b) Reports on Form 8-K

          None


                                    Signatures


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHINA CONTINENTAL, INC.


Date: May 20, 1998                      /s/ Harry H.H. Ho
                                        -------------------------------------
                                        Harry H.H. Ho
                                        Chairman and Chief Executive Officer


Date: May 20, 1998                      /s/ Eric Ng
                                        -------------------------------------
                                        Eric Ng
                                        Chief Financial Officer and Secretary