Form 10-Q
period 1997-09-30
CHINA CONTINENTAL INC /UT/
filed 1998-05-21
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ______________ to _______________.


                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
                    -----------------------------------------
                 (Name of small business issuer in its charter)


           Utah                                               87-0431063
------------------------------                         -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)



  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes      No  X
         -----   -----

     As of September 30, 1997, 26,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1997
          (unaudited) and March 31, 1997..............................      3


         Unaudited Consolidated Statements of Income and Retained
          Earnings - For the three and six months ended September 30, 1997
          and 1996....................................................      4


         Unaudited Consolidated Statements of Cash Flows- For the six
          months ended September 30, 1997 and 1996....................      5


         Notes to Unaudited Consolidated Financial Statements.........      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      7

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.......................      10

        Signatures....................................................      10

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                  (unaudited)


                                                      Sept. 30,        March 31,
                                                        1997             1997
                                                    -------------   ------------
ASSETS

Current Assets
  Cash and deposits                                  $     32,588   $    21,131
  Accounts receivable, net, prepaid and deposits            6,245        13,475
  Amount due from related companies                         2,403         2,326
  Short term investments                                   43,033        34,618
               Total Current Assets                        84,269        71,550
                                                    -------------   ------------

Property and equipment                                        490           530
Investment in joint ventures                                  297           297
Other assets                                                  905           905
                                                    -------------   ------------
Total Assets                                          $    85,961   $    73,282
                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Payable and accruals                                      5,920         4,870
  Bank import loans                                         1,185         1,043
  Due to related companies                                    585           756
  Income taxes payable                                      9,291         8,316
  Amount due to directors                                     782           782
               Total Current Liabilities                   17,763        15,767
                                                    -------------   ------------

Stockholders' Equity
  Share capital                                                26            26
  Contributed surplus                                       1,728         1,728
  Retained earnings                                        66,444        55,761
                                                    -------------   ------------
Total Stockholders' Equity                                 68,198        57,515
                                                    -------------   ------------

Total Liabilities and Stockholders' Equity            $    85,961   $    73,282
                                                    =============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (Stated in '000 United States Dollars)
                                  (unaudited)



                                                  Three Months Ended                             Six Months Ended
                                       ----------------------------------------       ---------------------------------------
                                                    September 30,                                  September 30,
                                             1997                   1996                    1997                  1996
                                       -----------------      -----------------       ----------------      -----------------

Revenues
Sale of turnkey projects                  $       9,250         $       9,932          $     18,766            $     19,102
Sale of raw materials                               635                   455                  1,266                    931
                                       -----------------      -----------------       ----------------      -----------------
                                                  9,885                10,387                 20,032                 20,033
Cost of sales                                     3,893                 4,892                  7,880                  9,464
                                       -----------------      -----------------       ----------------      -----------------
Gross Profit                                      5,992                 5,495                 12,152                 10,569
Depreciation of fixed assets                        (20)                  (21)                   (40)                   (43)
Selling and administrative
expenses                                           (174)                 (437)                  (346)                  (790)
Financial income (expenses)
   net                                              (54)                   (7)                  (108)                   (15)
Other income (expenses) net                           0                     5                      0                     17
Share of losses of associated
   companies                                          0                   (20)                     0                    (42)
                                       -----------------      -----------------       ----------------      -----------------
Income before income
   taxes                                          5,744                 5,015                 11,658                  9,696
Income taxes                                       (480)                 (418)                  (975)                  (808)
                                       -----------------      -----------------       ----------------      -----------------
Net Income                                        5,264                 4,597                 10,683                  8,888

Retained Earnings, Beginning of Period           61,180                51,164                 55,761                 46,873
                                       -----------------      -----------------       ----------------      -----------------
Retained Earnings - September 30          $      66,444          $     55,761           $     66,444          $      55,761
                                       =================      ================        ================      =================
Earnings per share                        $       0.202          $      0.176           $      0.411          $       0.342
                                       =================      =================       ================      =================
Weighted average common
   and equivalent shares
   outstanding                               26,000,000            26,000,000             26,000,000             26,000,000
                                       =================      =================       ================      =================





        The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                  (unaudited)



                                                            Six Months Ended
                                                        ------------------------
                                                              September 30,
                                                           1997          1996
                                                        -----------   ----------

Cash Flows From Operating Activities:
Net Income                                               $10,683        $8,888
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation                                             40            43
     Share of (Profit) Loss in Joint Venture                   0            42
     Changes in Non-Cash Working Capital                     592        11,191
                                                       ---------   -----------
          Net Cash Provided by Operating Activities       11,315        20,164
                                                       ---------   -----------
Cash Flow From Investing Activities:
     Proceeds from Disposal of Investments                     0             0
     Payments Fro Acquisition of Equipment                     0             0
     Investments in Joint Ventures                             0             0
                                                       ---------   -----------
          Net Cash Provided by (Used in) Investing
        Activities                                             0             0
                                                       ---------   -----------

Cash Flow From Financing Activities:
     Repayment of bank overdraft                               0          (87)
        Net Borrowings Under Bank Import Loans               142          173
                                                       ---------   -----------
          Net Cash Provided by Financing Activities          142           86
                                                       ---------   -----------

Net Increase in Cash                                      11,457       20,250

Cash, Beginning of Period                                 21,131          963
                                                       ---------
Cash, End of Period                                       32,588       21,213
                                                       =========   ===========






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

Results of Operations

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

Revenues

     Revenues decreased by $502,000 or 5% to $9,885,000 for the three months ended September 30, 1997 from $10,387,000 for the corresponding period of the prior year. The decrease in revenue reflects a decline in revenues from turnkey projects which was partially offset by an increase in sales of raw materials.

Cost of Sales

     Cost of sales decreased by $999,000 or 20.4% to $3,893,000 for the three months ended September 30, 1997 from $4,892,000 for the corresponding period of the prior year. This decrease resulted from negotiating better purchase terms with the suppliers and the devaluation of other Southeast Asian countries' currencies.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $1,000 or 5% to $20,000 for the three months ended September 30, 1997 from $21,000 for the corresponding period of the prior year. This decrease resulted from a change in accounting policy whereby buildings are depreciated over the remaining period of the 50-year lease as opposed to the useful life of the building utilized in prior periods.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $263,000 or 60.2% to $174,000 for the three months ended September 30, 1997 from $437,000 for the corresponding period of the prior year. This decrease resulted from a streamlining of operational procedures and improved controls.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense increased by $47,000 or 671% to $54,000 for the three months ended September 30, 1997 from $7,000 for the corresponding period of the prior year. This increase resulted from increased short term borrowings by the Company.

Income Taxes

     Income taxes for the three months ended September 30, 1997 were $480,000 or 8.36% of pretax income. This compares with $418,000 or 8.33% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $667,000 or 14.5% to $5,264,000 for the three months ended September 30, 1997 from $4,597,000 for the corresponding period of the prior year. This increase resulted from both increased contract revenues and lower costs which was partially offset by lower turnkey revenues.

Comparison of the Six Months Ended September 30, 1997 to the Six Months Ended September 30, 1996

Revenues

     Revenues decreased by $1,000 to $20,032,000 for the six months ended September 30, 1997 from $20,033,000 for the corresponding period of the prior year. Although sales of turnkey projects decreased by $336,000, it was offset by an increase in sales of raw materials of $335,000.

Cost of Sales

     Cost of sales decreased by $1,584,000 or 16.7% to $7,880,000 for the six months ended September 30, 1997 from $9,464,000 for the corresponding period of the prior year. This decrease resulted from negotiating better purchase terms with suppliers and the devaluation of other Southeast Asian countries' currencies.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $3,000 or 7% to $40,000 for the six months ended September 30, 1997 from $43,000 for the corresponding period of the prior year. This decrease resulted from a change in accounting policy whereby buildings are depreciated over the remaining period of the 50-year lease as opposed to the useful life of the building utilized in prior periods.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $444,000 or 56.2% to $346,000 for the six months ended September 30, 1997 from $790,000 for the corresponding period of the prior year. This decrease resulted from a streamlining of operational procedures and improved controls.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense increased by $93,000 or 620% to $108,000 for the six months ended September 30, 1997 from $15,000 for the corresponding period of the prior year. This increase resulted from increased short term borrowings by the Company.

Income Taxes

     Income taxes for the six months ended September 30, 1997 were $975,000 or 8.36% of pretax income. This compares with $808,000 or 8.33% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $1,795,000 or 20.2% to $10,683,000 for the six months ended September 30, 1997 from $8,888,000 for the corresponding period of the prior year. This increase resulted from lower overall costs.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $66,506,000 including a cash balance of $32,588,000. This compares to working capital of $55,783,000 and a cash balance of $21,131,000 at March 31, 1997.

     Net cash provided by operating activities decreased to $11,315,000 from $20,164,000 for the corresponding period of the prior year. This decrease resulted from changes in non-cash working capital which was partially offset by increased earnings. For the six months ended September 30, 1997, the change in non-cash working capital was $(592,000). This compares with $11,191,000 for the six months ended September 30, 1996.

     Net cash provided by financing activities was $142,000 for the six months ended September 30, 1997, all of which came from bank import loans. This compares to $86,000 provided by financing activities for the six months ended September 30, 1996.

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



                                          CHINA CONTINENTAL, INC.


Date: May 20, 1998                        /s/ Harry H.H. Ho
                                          ------------------------------------
                                          Harry H.H. Ho
                                          Chairman and Chief Executive Officer


Date: May 20, 1998                        /s/ Eric Ng
                                          ------------------------------------
                                          Eric Ng
                                          Chief Financial Officer and Secretary