Form 10-K
period 1997-12-31
CHINA CONTINENTAL INC /UT/
filed 1998-08-07
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from April 1, 1997 to December 31, 1997

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                                87-0431063
---------------------------                        -----------------------------
(State or other jurisdiction                      (I.R.S.Employer Identification
of incorporation or organization)                  Number)

  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-852-2542-2612

Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
 ---------------------                 -----------------------------------------
        None                                            None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ---------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes     No  X
          ---    ---
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were US$20,660,553.

     As of December 31, 1997, 26,000,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $23,562,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes    No X
                                                       ---   ---

                                                 TABLE OF CONTENTS

                                                                          Page
                                                                         -------
PART I

       ITEM 1.    DESCRIPTION OF BUSINESS...............................      3
       ITEM 2.    DESCRIPTION OF PROPERTIES.............................      6
       ITEM 3.    LEGAL PROCEEDINGS.....................................      6
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................      6

PART II

       ITEM 5.    MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................      6
       ITEM 6.    SELECTED FINANCIAL DATA...............................      7
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................      9
       ITEM 7A.   QUANTITATIVE AND QUALIFICATION DISCLOSURES ABOUT
                  MARKET RISK...........................................     14
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........     14
       ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................     14

PART III

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....     15
       ITEM 11.   EXECUTIVE COMPENSATION................................     15
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................     17
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION...     17

PART IV

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTINGS
                  ON FORM 8-K...........................................     18

                  SIGNATURES............................................     19

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............    F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 14 of this Form 10-K.

The Company

     China Continental, Inc. (the "Company") designs, installs and sells plastic production lines on a turn-key basis and sells machinery and equipment for the manufacture of plastic products. The major portion of its sales are to plastic manufacturers in the People's Republic of China ("PRC" or "China"). The Company has completed over 67 turn-key projects throughout the PRC varying in size from US$300,000 to $5 million. A typical turn-key project requires four to eight months to complete, depending on both its size and complexity. The design of a production line is based on job specifications, such as the particulars of the plastic products, the packaging format, the intended maximum production capacity and the layout of the factory premises, all of which are obtained from the customers. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. Test-runs of the turn-key production lines are conducted by engineers of the Company to ensure quality and the meeting of specified requirements. In addition, the Company sells machinery and equipment, accessories, spare parts and raw materials.

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

     The Company has two principal business segments:

     *    Sale of turn-key plastic production lines

     * Sale of machinery and equipment, accessories, spare parts, and raw materials

Sale of Turn-Key Plastic Production Lines

     During the 1990s the Company began to market, on a turn-key basis, fully automated production lines to plastic product manufacturers in the PRC. These turn-key projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. The Company has completed in excess of 67 turn-key projects throughout the PRC, varying in cost from US$300,000 to US$5 million.

     Typical turn-key project takes four to eight months to complete, depending on its size and complexity. The design of a production line is based on job specifications, such as the particulars of the plastic products, the packaging format, the intended maximum production capacity and the layout of the factory premises obtained from the customers. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. Test-runs of the turn-key production lines are conducted by the engineers of the Company to ensure quality and the meeting of specified requirements.

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

Employees

     As of December 31, 1997, the Company employed a sales and administrative staff of 14 persons located in Hong Kong and a technical staff of approximately 35 persons located in the PRC.

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

     China's gross domestic product for 1997 approximated 1996, which had a growth rate of 9.5%. Although this growth rate is 1% lower than 1995 and 2.2% lower than 1994, it is one of the highest growth rates in the world. In September 1997, at a conference in Kuala Lumpur held by a United Nations project to link forecasting models, researchers announced their predictions for economic growth in 1997 of 3.1% (2.9% for 1996), within which the developed countries will grow at 2.4%, the developing countries at 6.0%, and Eastern Europe at 3.7%. China, however, had the highest growth rate at 9.5%.

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

     Furthermore, the minister of the State Planning Commission, Mr. Zeng Peiyan said on June 29, 1998 the Mainland could achieve its target of 8% economic growth this year despite the fall of the yen.

     Fixed assets investment growth this year would exceed 15%, up from 10.1 per cent last year. In the first quarter, fixed asset investment rose 10.3 per cent and in the first five months of 1998, 12.7%. The central government has approved 72 large and medium-sized projects with 1.24 trillion yuan in investment and feasibility studies are being conducted for 308 others with investment of 4.46 trillion yuan.

     On the whole China should be able to maintain a favorable combination of a growing economy with relatively low inflation in 1998. However, because of economic difficulties in other parts of Asia, the Chinese economy has slowed significantly.

FUTURE PROSPECT OF THE COMPANY

     The Company has been actively involved in the provisions of sale of turn-key production lines, sale of machinery and equipment, accessories, spare parts and raw materials for the past six years. These particular businesses have been very rewarding due to their high margins. The high margin has in turn attracted new competitors. Margin of profits compared to previous years are getting smaller. Efforts are therefore being made to develop other areas of market and to implement tighter marketing controls.

     On April 2, 1997, the Company acquired a 30% interest in Megaway Development Limited. The principle asset of Megaway Development Limited is a 60% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tire cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from CFFTC in the amount of HK$65,031,120 (US$8,415,000).

     The Company has further restructured its business in a manner that has the potential to eventually produce significant income and growth. The recent upheaval of nearly the Asian economies has been a critical factor in the Company's decision to re-examine its business policy and to formulate a corporate discipline that will focus on a long term growth and development. To this end, the Company has entered into a livestock and biotechnology joint venture ( the "Joint Venture") with Feng Ning Manchuria Autonomous Region Agriculture Company Limited and China Land Resources Development Bureau in a livestock development project in Feng Ning Manchuria Autonomous County of Northern Hebei Province in the PRC. On December 23, 1997, Sun's International, a wholly-owned subsidiary of the Company, acquired a 56.5% interest in Wealthy Asia Limited for consideration in cash of US$52,000,000. On February 10, 1998, Sun's International acquired the remaining 43.5% interest in Wealthy Asia Limited for consideration of 40,000,000 shares of stock in China Continental, Inc. The principal asset of Wealthy Asia Limited is a 51% interest in Changde DaFeng Agriculture and Animal Husbandry Limited, a Sino-Singapore joint venture incorporated in the People's Republic of China. Changde DaFeng's principal asset is 20,000 hectares or 49,400 acres of land.

     The Company's emphasis now is to lead, focus and manage a selected high growth emerging businesses within a specific growing industry group, particularly in the provisions of technologies in agricultural genetics and farming in China, and to generate from these businesses the potential of significant returns. The Company intends to provide and promote such technologies to the local breeder and growers in China. Also, the Company intends to maximize its growth in cash available for distribution and to enhance the value of its venture businesses through effective management, operation and development strategies. The Company believes opportunities exist for its growth in the business of agricultural genetics and farming in China, particularly in those areas that offer potential proprietary technology development and potential market dominance.

     The Company believes that a number of factors will enable it to achieve its business objectives, including (I) the opportunity to lead the market in the agriculture and farming industry in China with the ability to make available the latest techniques and know-how in agriculture genetics and farming, (ii) the presence of dedicated management and staff with the expertise and know-how; and
(iii) the unique location and availability of a significant size of arable farm land. In addition, the Company has good support from its business relationship with the Chinese joint venture partners and the American technology partners that ensures its position to exploit existing and future opportunities.

     The joint venture entails the import of American livestock genetics, through International Agriculture Genetics Inc., ("IAG"), a company based in Edmond, Oklahoma, in the form of dairy cattle , beef cattle, sheep and goats embryos for implanting into local recipients.

     Superior genetics from the US will be selected and collected for propagation in this project. Once the imported genetics have matured, semen and embryos will be collected from offspring for propagation and distribution. Embryo transfer is the fastest and most economical way of propagating superior genetics from importing live animals. Embryos can be sexed, split and injected with exogenous gene condom for successful incorporation for the production of beneficial pharmaceutical and immunological products to combat diseases including hepatitis, cancer and tuberculosis.

     The rationale for this project is (I) to support the Chinese Government's Grain Conservancy Policy for the development of pasture fed animals such as sheep, goats and cattle so that they do not compete for grains with human beings; and (II) to supply the ever increasing demand for red meat to a population of 1.4 billion people. The total production of meat in China is expected to increase to 58 million metric tons. China, as the largest human population in the world and the largest livestock producer, still lacks in the supply of superior livestock genetics. This project will propagate breeding livestock for China's expanding livestock population and increasing demand for red meat.

     In addition, the project will entail marketing and distributing of American agricultural genetics to contract breeders, municipal and provincial governments under a vertical integrated scheme that includes the purchase of offspring back for feeding and slaughter in the Company's contract abattoir. The Company trained technicians will serve these clienteles in the provisions of insemination of semen and implantation of embryos to livestock, and will provide services in the sale of Company's feed , feed additives, minerals, vitamin and veterinary drugs and other supplementary products.

     In summary, this project will propagate breeding livestock and , when practicable, planting seed genetics for China's ever expanding livestock population and increasing demand for food. China, despite being the most populous nation in the world and the largest livestock producer, lacks in the supply of superior livestock and planting of seed genetics to sustain the agriculture industry. The Company believes that it has identified a niche by providing a program to enhance agricultural production that will significantly improve the standard of living, and by providing badly needed agricultural genetics to support the increasing demand of food in China. With the strong relationship with the Chinese and American partners, the Company will have access to this development opportunity and is well positioned to take advantage of existing and future opportunities. The Company is confident of its growth and its rewarding prospects.

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


                                    1997                           1996
                         ---------------------------    ------------------------
                           High                Low        High             Low
                         --------           --------    --------       ---------
First Quarter - 3/31        1.0               0.250       1.875            0.75
Second Quarter - 6/30     1.062               0.562       2.875           0.625
Third Quarter - 9/30      2.562               0.562      1.0625          0.5625
Fourth Quarter - 12/31    1.625               0.875     2.59375          0.5625

     The quotation reflects the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     As of August 5, 1998, the bid price of the common stock was $0.625.

Holders

     As of August 5, 1998, there were approximately 284 record owners of the Common Stock of the Company.

Dividends

     Since fiscal 1994, the Company has not declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     None

ITEM 6.  SELECTED FINANCIAL DATA
 (in thousand United States dollars, except per share data)

     The following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company's audited consolidated financial statements in the Index to Financial Statements on page F-1 of this report.


                                                  Nine             Year           Year           Year            Year
                                                 Months           Ended          Ended           Ended          Ended
                                                 Ended          March 31,      March 31,       March 31,      March 31,
                                             Dec. 31, 1997         1997           1996           1995            1994
                                             -------------     -----------     ---------       ---------      ---------

Income Statement Data:
Sales                                           $20,661         $34,759         38,348         $32,650         $26,623

Cost of Sales                                    (8,336)         14,290         15,228          15,639          10,890
                                                --------        --------       --------        --------        --------
Gross Profit                                     12,325          20,469         23,120          17,011          15,733
Depreciation of fixed assets                        (57)            (80)           (64)            (65)            (46)
Selling and administrative expenses                (511)           (959)        (1,249)         (1,325)         (1,839)
(Provision) Recovery for doubtful
accounts                                              0             289         (1,217)           (942)         (1,332)
Financial Income (Expenses), net                    (57)            (55)           (73)              2              58
Other Income (Expenses) net                       2,919            (595)        (2,518)            523             (71)
Share of gains (losses) of associated
companies                                           144                          (235)           (347)            (455)
Reorganization expenses                               0               0             0          (1,603)               0
                                                --------        --------      --------        --------         --------
Income before income taxes                       14,763          19,069        17,764          13,254           12,048
Income taxes                                      1,290           2,635         2,742           1,549            1,421
                                                --------        --------      --------        --------         --------
Net income                                       13,473          16,434        15,022          11,705           10,627
                                                ========        ========      ========        ========         ========
Net income per share                               0.52            0.63          0.58            0.45              .41
                                                ========        ========      ========        ========         ========
Dividend per share                                    0               0             0               0              .38
                                                ========        ========      ========        ========         ========
Weighted average shares outstanding              26,000          26,000        26,000          26,000           26,000
Balance Sheet Data (At Period End)              ========        ========      ========        ========         ========



Working capital (deficit)                       (26,324)         55,784        (8,048)         19,910            877
Total Assets                                     88,435          73,282        53,773          33,343         17,529
Long-term Liabilities                                 0               0            21             209            240
Stockholders Equity                              70,840          57,516        40,713          25,291         12,383


     The Company has changed its financial year end date to December and accordingly the following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company's audited consolidated financial statements in the Index to Financial Statements on page F-1 of this report. See also Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation.


                                               Nine months ended December 31
                                             1997           1996          1995
                                            ------         ------        ------
Income Statement Data

Sales                                       $20,661        $31,296       $32,091

Cost of Sales                               (8,336)       (14,583)      (15,739)

Gross Profit                                12,325         16,713        16,352

Depreciation of fixed assets                   (57)           (64)          (66)

Selling and administrative expenses           (511)        (1,689)       (1,159)

Financial Income (Expenses), net               (57)           (22)            21

Other Income (Expenses) net                  2,919             20            14

Share of gains (losses) of associated
companies                                      144           (57)          (72)

Income before income taxes                  14,763         14,901        15,090

Income taxes                                (1,290)        (1,242)       (1,248)

Net income                                  13,473         13,659        13,842

Net income per share                          0.52           0.53          0.53

Dividend per share

Weighted average shares outstanding         26,000         26,000        26,000

Balance Sheet Data (At Period End)

Working capital (deficit)                  (26,324)         35,372      (10,240)

Total Assets                               218,212         67,593        53,773

Long-term Liabilities                       88,392             20            20

Stockholders Equity                         70,840         54,372        40,713

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended December 31,1997 versus Nine months ended December 31,1996

Revenues

     Revenues decreased by US$10,635,000 or 34% to US$20,661,000 for the nine months ended December 31, 1997 from US$31,296,000 for the prior period. This decrease is principally attributable to an increase in sales of turn- key projects and sales of raw materials. Management is shifting the emphasis from small scale to large scale projects as it believes that the resources of the Company can best be utilized by concentrating on the marketing and sale of large turn-key projects and obtaining economies of scale thereon. The increase reflects the strong demand for the Company's services and for raw materials from associated companies, as such sales are considered a value added service to the customers of turn-key projects.

Cost of sales

     Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. For the nine months ended December 31, 1997, cost of sales as a percentage of revenue on turn-key projects was 35.88%, as a percentage of revenue representing a decrease of 8.4% from 44.28% for the prior year. The decrease can mainly be attributable to the devaluation of most Asian currencies and a larger rebate obtained from suppliers.

     Cost of sales of raw materials increased by 8% which correspond with the increase in the sale of raw materials to associated companies.

Depreciation of fixed assets

     Depreciation expense decreased by US$7,000 or 10.9% to US$57,000 for the period ended December 31, 1997 from US$64,000 for the prior period. The decrease in depreciation expense is due to the fact that some of the fixed assets of the Company had already been fully depreciated.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$1,179,000 or 69.8% to US$510,000 for the period ended December 31, 1997 compared to US$1,689,000 for the prior period. This decrease was mainly due to management's streamlining of operational procedures and increased budgetary control. Moreover, the delay in the completion of two of the turn-key projects accounted also for the decrease in the selling expenses.

Financial income (expense) net

     Financial income (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by US$35,000 or 159% to US$(57,000) for the period ended December 31, 1997 from US$(22,000) for the prior period. This increase is attributable to an increase on the interest rate and an increase in borrowing.

Other income/(expenses)

     Other income increased by US$2,899,000 to US$2,919,000 for the period ended December 31, 1997 from US$20,000 for the prior period. This increase can mainly be accounted for by the gain on disposals of Gain Whole Limited and Megaway Development Limited.

Share of gains (losses) of associated companies

     Other than Weifang Great Dragon Chemical Fibre Company Limited, the associated Companies of the Company are principally operated on an break even basis. The Company has no further obligation to support the associated companies and the losses sustained by them. During the year ended March 31, 1997, the Company incurred additional diminution in value from the remaining interest in associated companies which reduced their carrying value to zero. The share of profit of the associated companies represented the Company's share of the profit of Weifang Great Dragon Chemical Fibre Company Limited for the nine months ended December 31, 1997 which totalled US$144,000.

Income taxes

     Income taxes for the nine months ended December 31, 1997 were US$1,290,000 or 8.7% of pretax income. This compares with US$1,242,000 or 8.3% of pretax income for the prior period. The provision for income tax for the period ended December 31, 1996 has been under accrued by US$1,248,000 and therefore the adjusted amount should be US$2,490,000 representing 16.7% of the pre-tax income. The decrease in income tax for the current period under review is due to the fact that certain income is capital gain and is not subject to income tax.

Net income

     Net income decreased by US$186,000 or 1.4% to US$13,473,000 from US$13,659,000 for the nine months ended December 31, 1996. This decrease is attributable to a decline in gross profit which was partially offset by lower expenses.

Year ended March 31, 1997 versus 1996
-------------------------------------
Revenues

     Revenues decreased by US$3,589,000 or 9.36% to US$34,759,000 for the year ended March 31, 1997 from US$38,348,000 for the prior year. This decrease is principally attributable to a 12.13% reduction in sales of turn-key projects. Management intends to abandon the marketing and sale of small turn-key projects, as this is a low margin business. Management believes that the resources of the Company can best be utilized by concentrating on the marketing and sale of large turn-key projects and obtaining economies of scale thereon. The decrease in sale of turnkey projects was partially offset by a 25% increase in sale of raw materials. The increase reflects the strong demand for raw materials from associated companies, as such sales are considered a value added service to the customers of turn-key projects.

Cost of sales

     Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended March 31, 1997, cost of sales as a percentage of revenue on turn-key projects was 34.11%, as a percentage of revenue virtually unchanged from 34.72% for the prior year.

     Cost of sales of raw materials increased by 26.5% which corresponded with the 25% increase in the sale of raw materials to associated companies. However, in total, the Company's cost of sale decreased by US$938,000 or 6.2% to US$14,290,000 for the year ended March 31, 1997 from US$15,228,000 for the prior year. This reduction is attributable to larger rebates granted to suppliers.

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

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$290,000 or 23.2% to US$959,000 for the year ended March 31, 1997 compared to US$1,249,000 for the prior year. This decrease was mainly due to management's streamlining operational procedures and increased budgetary control. Moreover, the Company minimized its commission expenses by reducing commissions to a major customer, China Fujian Foreign Trade Holdings Limited. The Company has also reduced its auditing expense by approximately US$100,000.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment decreased by US$1,506,000 or 120% to a recovery of US$289,000 for the year ended March 31, 1997 from a provision of US$1,217,000 for the prior year. This decrease is attributable to a tightening of credit procedure and the recovery of US$290,000, which had previously been reserved.

Financial income (expense) net

     Financial income (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by US$18,000 or 24.7% to US$(55,000) for the year ended March 31, 1997 from US$(73,000) for the prior year, This decrease is attributable to tighter controls on cash and the curtailing of the bank loans.

Other income/(expenses)

     Other expenses decreased by US$1,923,000 or 76.4% to US$595,000 for the year ended March 31, 1997 from US$2,518,000 for the prior year. This decrease is principally attributable to a decrease of US$1,228,000 in write-offs of short term investments.

Share of losses of associated companies

     The associated companies of the Company are principally operated on a break-even basis. The Company has no further obligation to support the associated companies and the losses sustained by them. During 1997, the Company incurred additional diminution in value from the remaining interest in associated companies which reduced their carrying value to zero. Therefore, no share of post-acquisition losses was provided for the year ended March 31, 1997.

Income taxes

     Income taxes for the year ended March 31, 1997 were US$2,635,000 or 13.8% of pretax income. This compares with US$2,742,000 or 15.4% of pretax income for the prior year. This decrease is attributable to the overaccrual of tax on Hong Kong profits tax for the prior period.

Net income

     Net income increased by US$1,412,000 or 9.4% to US$16,434,000 for the year ended March 31, 1997 from US$15,022,000 for the prior year. This increase resulted from lower costs which were partially offset by lower revenues.

Year ended March 31, 1996 versus 1995
-------------------------------------
Revenues

     Revenues increased by US$5,698,000 or 17.45% to US$38,348,000 for the year ended March 31, 1996 from US$32,650,000 for the prior year. This increase resulted from strong demand for both the Company's products and services. Sale of turn-key projects grew by 35.11%, reflecting an improving economic environment in the People's Republic of China (the "PRC") and strong demand by manufacturers in the PRC to modernize their production facilities.

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

Net income

     Net income increased by US$3,317,000 or 28.3% to US$15,022,000 for the year ended March 31, 1996 from US$11,705,000 for the prior year. This increase resulted from increased revenues and the fact that there was no reorganization expense for the year ended December 31, 1996.

Liquidity and capital resources

     At December 31, 1997, the Company had a deficit in working capital of US$26,323,549, including a cash balance of US$17,808,000. This compares to a working capital of US$35,372,000 and a cash balance of US$21,096,379 at December 31, 1996.

     Net cash provided by operating activities decreased to US$10,962,000 from US$20,131,000 used in operating activities for the prior year. The cash provided by operating activities consisted principally of US$13,473,000 of net income, a reduction in accounts due from related parties and income taxes payable. These were partially offset by gains from short term investments and interests in related companies, an increase in receivables and prepayments and a decrease in accounts payable.

     Net cash used in investing activities totaled US$15,035,000 for the nine months ended December 31, 1997 compared to US$1,951 used in investing activities for the prior year. In the current period, the Company had substantial expenditures for the agricultural property of US$52,000,000 which was partially offset by proceeds from the sale of short term investments of US$36,946,000.

     Net cash provided by financing activities totaled US$804,000 for the nine months ended December 31, 1997. Net cash provided by financing activities consisted principally of net borrowings which were partially offset by repayment of bank loans and repayment of bank overdrafts. For the prior year the Company had nominal cash provided by financing activities as loan repayments approximated borrowings.

     The Company's business has historically been capital intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the Company's purchase of Wealthy Asia Limited for US$52,000,000 and 40,000,000 shares has substantially depleted the Company's cash reserves. Accordingly, the Company anticipates seeking additional debt or equity financing during the next twelve months to cover its capital requirements for its new agricultural genetics joint ventures.

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

b.   Dependence on Strategic Relationship

     The Company plans to conduct its future operations in the PRC with Feng Ning Manchuria Autonomous Region Agriculture Company and China Resources Development Bureau. Any deterioration of this strategic relationship could have an adverse effect on the future operations and financial position of the Company.

c.   Country Risk

     Substantially all of the Company's operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with the companies operating in North America and Western Europe. These include the risks associated with the political, economic and legal environments and foreign currency exchange, among others. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company's revenues are denominated in Reminbi, which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

ITEM 7A. QUANTITATIVE AND QUALIFICATION DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-2 through F-6. An index to such materials appear on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

  Name              Age                    Title
-----------       -------             ----------------
Harry H.H. Ho        48        Chairman of the Board and Chief Executive Officer
Ji Jun Wu            60        Vice-Chairman of the Board
Kim Young Soh        50        Director
Dr. Thian Hor Teh    53        Vice-President and Director
Dr. Y. Joseph Mo     51        Director
Lin Tao Ge           37        Director
Chan Kwai Chiu       40        Director
Eric Ng              38        Secretary/Treasurer/ Chief Financial Officer and
                               Director

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal periods by the Company to its chief executive officer and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal periods ended December 31, 1997.

   Name of Individual         Year         Salary          Bonus         Others
  --------------------       ------       --------        -------       --------

 Chan Kwai Chiu               1996        143,000         11,900

                              1997        155,870         12,990         129,366

                       Apr. 1,1997 to
                      Dec.31, 1997        116,900          9,742

 Wong Yuen Ki                 1996        127,000         10,600

                              1997        138,000         11,500         155,819

                       Apr. 1,1997 to
                      Dec.31, 1997        103,500          8,625

     No cash compensation was paid or accrued by the Company in excess of $100,000 for any other executive officer. The Company does not provide retirement, pension, profit sharing or similar benefit programs or plans to its officers. The Company does not pay fees or other compensation to its directors for attending meetings or special assignments.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     Mr. Harry H. H. Ho, is the Chairman and the Managing Director of the Company. He holds a degree in business studies from the Nanyang University of Singapore and a master degree in business administration from East Asia University of Macau. He has over 10 years of commercial experience in international trade, particularly in food products. In 1989 he set up Megaway Group which activities include food, shipping and financing services. In the same year, he established Hua Tuo Guan in Singapore to offer franchise services in Chinese medical and health food. Since 1990's, Mr. Ho has been involved in China Trade and has been involved in takeovers and restructuring of a number of Chinese enterprises.

     Mr. Ji Jun Wu, is the Vice-  Managing  Director  of the  Company and is the
President of China operation of Megaway Group. He has over 40 years of commercial experience. Since the establishing of the open economy by the PRC in 1980's he has been instrumental in the establishment of over ten foreign investments and joint ventures in the PRC, which include such international companies as Motorola, NEC, IBM, AT&T, Samsung and Yamaha and he has served as an official Chinese representative. Because of his work and achievements, he was honored by the City of Houston, Texas, USA as its honorable citizen.

     Mr. Kim Young SOH is a non executive director of the Company. He holds an honor degree in system and engineering from Nanyang University of Singapore and a master degree in system and engineering from the University of Singapore. He has over ten years of commercial experience, working with international companies such as Siemens, SGS Thomson, Deltron Automatics Systems and Texas Instruments National Semiconductors. In 1992 he established Right Holdings Limited in Singapore, engaging in property development, building construction, tourism industry, and electronic components and general investments.

     Dr. Thian hor TEH, is the technical director of the Company in January 1998 and will be responsible for developing, researching and supplying technologies in agricultural genetics. He established International Agriculture Genetics Inc., in 1995 and serves as its president and chief executive officer. He has more than 20 years of experience in the research and development of agricultural genetics and has received several honors of outstanding achievements for his research works.

     Dr. Y Joseph MO, is a non executive director of the Company. He holds a doctorate in industrial and physical pharmacy from Purdue University in the US. Prior to joining the Company, he held senior executive and directorship in various international companies such as NexMed Inc., Greenwich Pharmaceuticals Inc., Johnson & Johnson, Rorer Pharmaceuticals, Smith Kline Pharmaceuticals and Beecham Products.

     Mr.  Lin Tao GE is a  director  of the  Company.  He is also  the  Managing
Director of Xin Yi Tong, which is the joint distributor of credit card with International Commercial Bank of China with over five million memberships covering the major cities in the PRC. He is also involved with Shandong Universal Biohealth Limited, which has a diversified market in the PRC for the sale of biotech and agricultural related products.

     Mr. Chan Kwai Chiu, director of the Company Mr. Chan has over 16 years experience in the plastic products industry, including over 10 years experience in the design, installation and management of plastic related production lines. His high level relationships with government planning agencies commissioned for free enterprise projects in China at the provincial level, and with the authorities of the "city" level planning agencies, have contributed significantly to the business of the Company.

     Mr. Eric Ng, joined the Company in 1992 as Chief Financial Officer and Secretary of the Company and is responsible for the financing strategy of the Company. Prior to joining the Company he was a manager at KPMG Peat Marwick Hong Kong, a member of the Chartered Association of Certified Accountants and a manager of Dynamic Holdings Limited (a listed company in Hong Kong). During his tenure at KPMG Peat Marwick, he was responsible for various merger and acquisitions of listed companies in Hong Kong. He has over 10 years experience in auditing, finance and administration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1997 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company's Common Stock.


                                      Amount and Nature of
Name and Address (1)                  Beneficial Ownership
of Beneficial Owner                   Shares                 Percentage of Class
-------------------                  ----------------------  -------------------
Chan Kwai Chiu                              9,100,000               35%
Charter Score Development Limited           1,300,000                5%
Dynasty Asia Worldwide Limited  (2)         2,600,000               10%
Land Cheer Investment Limited   (2)         2,600,000               10%
                                            ---------              ----
All officers and directors
as a group (one)                           14,300,000               55%
                                           ==========              ====

(1) Address for all persons and entities is 1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong.

(2)  Beneficially owned by Chan Kwai Chiu

ITEM.13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In the normal course of business, some of the companies are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenues from the sales of raw materials to these joint ventures are summarized as follows:

                                 Year Ended March 31,           April 1, 1997 to
                              1996                 1997         December 31,1997
                             ------               ------        ----------------

Sales to joint ventures:
         Raw materials    US$2,038,214        US$2,548,484        US$1,594,473

The unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Company's interest in these joint ventures.

     Pursuant to a sales and purchase agreement dated December 20, 1996, Sun's International, a wholly-owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. There was no cash movement involved in this transaction. Cathay was purchased by netting off the other receivable, long term receivable, amount due from a director and amount due from a related company of HK$56,572,640, HK$68,333,334, HK$4,280,000 and HK$814,026,
respectively.

     Cathay's principal activity was investment holding and Cathay, through its 65.055% owned Hong Kong incorporated subsidiary, Fast Pulse Investment Limited, held a 70% interest in a Sino-foreign cooperative joint venture engaging in property development in Beijing, the PRC.

     Based on a review of the fair market value of the interest in Cathay, primarily based on a valuation report on the land, the title of which was transferred to the joint venture, performed by an independent professional valuer, a provision in the amount of HK$17,000,000 was made to reduce the carrying value of the other receivable to its estimated fair value of HK$113,000,000 as of March 31, 1996. On December 23, 1997, Sun's International sold the 100% interest in Cathay for a consideration of approximately HK$123,435,000. As of March 31, 1997, the estimated fair value of the interest in the property of HK$113,000,000 was reclassified to short-term investments in the accompanying consolidated balance sheet.

     On April 2, 1997, the Group acquired a 30% interest in Megaway Development Limited, a company owned by Mr. Harry Ho. Mr. Ho has become the chairman and chief executive officer of the Company. The principal asset of Megaway Development Limited is a 60% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tire cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from China (Fujian) Foreign Trade Centre Holdings Company ("CFFTC") in the amount of HK$65,031,120.

     On June 21, 1996, Sun's International obtained a 100% interest in Gain Whole Limited for a consideration of US$20,000,000 (HK$154,600,000) as a partial settlement for the same amount of the debt due from CFFTC, a major customer of the Group. The principal asset of Gain Whole Limited was a certificate of deposit for an amount of US$20,000,000 (HK$154,600,000) with an authorized financial institution in the People's Republic of China (the "PRC"). The certificate of deposit was valued at cost, which approximated market and was classified as a short-term investment in the accompanying consolidated balance sheet as of March 31, 1997.

     On August 28, 1997, Sun's International sold its 100% interest in Gain Whole Limited for a consideration of a 100% interest in Megaway Resort Development Limited, a company owned by Mr. Harry Ho and incorporated in the British Virgin Islands. The principal asset of Megaway Resort Development Limited is a 75% interest in Da Yu Edible Oil Co. Ltd., a Sino Singapore joint venture incorporated in the People's Republic of China. On December 3, 1997, the Group sold the 100% interest in Megaway Resort Development Limited for a consideration of US$21,000,000 (HK$162,288,000).

     On December 23, 1997, Sun's International acquired a 56.5% interest in Wealthy Asia Limited (WAL) for US$52,000,000 (HK$403,364,486) in cash from Mr. Brian Ko. WAL had simultaneously acquired 100% of Megaway Agriculture Co. Ltd. (Megaway) from Mr. Harry Ho for US$92,000,000 (HK$713,644,828), with a cash payment of US$72,800,000 which was settled on December 31, 1997 and a verbal agreement to remit the remainder at some future date. The remainder was settled on March 18, 1998 through the receipt of 9,900,000 newly issued shares of China Continental, Inc. common stock.

     On February 10, 1998, Sun's International acquired the remaining 43.5% interest in WAL from Mr. Brian Ko via the issuance of an additional 40,000,000 shares of stock in China Continental, Inc. of which 9,900,000 shares were issued directly to Megaway Resort Development Ltd., a company owned by Mr. Harry Ho and incorporated in Western Samoa.

     The principal asset of Megaway is a 51% interest in Changde Dafeng Agriculture and Animal Husbandry Ltd. (Changde), a Sino-Singapore joint venture incorporated in the People's Republic of China on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Changde has been established to run a breeding center to propagate Boer goats and other livestock breeds. Changde's principal asset is 20,000 hectares or 49,900 acres of grassland located approximately 250 kilometers north of Beijing, in the People's Republic of China. Based upon an independent appraisal dated July 30, 1998 by American Appraisal Hongkong Limited, the value of 100% of Changde is US$181,000,000 (HK$1,402,750,000) as of December 31, 1997.

     During October 1997, the company borrowed and in turn loaned HK$9,984,864 to a company owned by director, Mr. Chan Kwai Chiu, in conjunction with his purchase of a personal residence. The mortgage loan is secured by the residence and other properties owned by Mr. Chan Kwai Chiu with the cost of HK$17,800,000.

     During the year  ended  March 31,  1997,  HK$17,935,678  of trade  accounts
payable  were  paid   directly  by  directors  on  behalf  of  the  Company  and
HK$21,625,232 of trade accounts receivable were receivable directly by directors. The net activity of these transactions was posted to the amounts due to directors in the accompanying consolidated balance sheets.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1 Financial Data Schedule.

     (b)  Report on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHINA CONTINENTAL, INC.

                                            By: /s/ Harry H.H. Ho
                                               ---------------------------------
                                               Harry H.H. Ho
                                               Chairman of the Board and Chief
                                               Executive Officer

Dated:August 7, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                       Titles                                 Date
 ----------                       ------                                ------

/s/ Harry H.H. Ho            Chairman of the Board and Chief      August 7, 1998
---------------------        Executive Officer
Harry H.H. Ho

/s/ Ji Jun Wu                Vice-Chairman of the Board           August 7, 1998
---------------------
Ji Jun Wu

/s/ Kim Young Soh            Director                             August 7, 1998
---------------------
Kim Young Soh

/s/ Dr. Thian Hor Teh        Vice-President and Director          August 7, 1998
----------------------
Dr. Thian Hor Teh

/s/ Dr. Y. Joseph Mo         Director                             August 7, 1998
----------------------
Dr. Y. Joseph Mo

/s/ Lin Tao Ge               Director                             August 7, 1998
----------------------
Lin Tao Ge

/s/ Chan Kwai Chiu           Director                             August 7, 1998
----------------------
Chan Kwai Chiu

/s/ Eric Ng                  Secretary/Treasurer/                 August 7, 1998
----------------------       Chief Financial Officer
Eric Ng                      and Director

                        Consolidated Financial Statements

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   Years Ended March 31, 1996 and 1997 and the
                       Nine Months Ended December 31, 1997

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Pages
                                                                       -------
Report of independent auditors                                           F-2

Consolidated statements of income                                        F-3

Consolidated statements of changes in stockholders' equity               F-4

Consolidated balance sheets                                              F-5

Consolidated statements of cash flows                             F-6 to F-7

Notes to consolidated financial statements                       F-8 to F-26

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and the Stockholders
China Continental, Inc.



We have audited the accompanying consolidated balance sheets of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of March 31, 1997 and December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year and nine months, respectively, then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended March 31, 1996, were audited by other auditors whose report, dated April 18, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the year ended March 31, 1997 and the nine months ended December 31, 1997, referred to above, present fairly, in all material respects, the consolidated financial position of China Continental, Inc. and subsidiaries as of March 31, 1997 and December 31, 1997, and the consolidated results of their operations and their cash flows for the year and nine months, respectively, then ended in conformity with generally accepted accounting principles in the United States of America.

As described in Note 12, the Company entered into certain transactions during 1997 and 1998, ultimately with its current chairman and chief executive officer. These transactions have significantly impacted the company's business plan, liquid assets and common stockholder ownership interests. Appropriate disclosures have been made and our opinion is not qualified in this respect.









Chicago, Illinois
May 29, 1998; except for the seventh through the tenth paragraphs of Note 12, as to which the date is July 30, 1998

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended March 31, 1996 and 1997
and for the nine months ended December 31, 1997

                                                      Year ended March 31,      Nine months ended December 31,
                                             Notes           1996             1997           1997           1997
                                                             HK$               HK$            HK$            US$
                                                          -----------      -----------    ----------      ----------
SALES
   Related parties                           19          15,755,398       19,699,783      12,357,168      1,594,473
   Others                                               283,360,453      248,984,457     147,762,121     19,066,080
                                                       -------------    --------------  -------------    -----------
                                                        299,115,851      268,684,240     160,119,289     20,660,553

COST OF SALES                                          (118,777,918)    (110,460,697)    (64,600,231)    (8,335,513)
                                                       -------------    --------------- -------------    -----------
GROSS PROFIT                                            180,337,933      158,223,543      95,519,058     12,325,040
DEPRECIATION OF FIXED ASSETS                               (495,989)        (620,313)       (442,894)       (57,148)


SELLING AND ADMINISTRATIVE
 EXPENSES                                               ( 9,744,449)     (7,413,213)      (3,958,938)      (510,831)
(PROVISION) RECOVERY FOR
  DOUBTFUL DEBTS                                         (9,489,774)      2,238,844                -              -

FINANCIAL INCOME/(EXPENSES),
 NET                                         4             (566,408)       (425,759)        (442,851)       (57,142)

OTHER INCOME/(EXPENSES),
NET                                          5          (19,642,756)     (4,597,305)      22,625,018      2,919,357

SHARE OF (LOSSES) GAINS OF
ASSOCIATED COMPANIES                         11         ( 1,835,000)              -        1,113,459        143,672

                                                       --------------    ------------     ------------    ------------

INCOME BEFORE INCOME TAXES                              138,563,557      147,405,797     114,412,852     14,762,948

INCOME TAXES                                 6          (21,393,062)     (20,372,118)    (10,000,694)    (1,290,412)
                                                       --------------    -------------   -------------   ------------

NET INCOME                                              117,170,495      127,033,679     104,412,158     13,472,536

EARNINGS PER SHARE                    3(j), 12                 4.51             4.89            4.02            .52



        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


For the years ended March 31, 1996 and 1997
and for the nine months ended December 31, 1997


                                                                             Additional
                                         Share             paid-in           Retained
                                         capital           capital           earnings     Total
                                           HK$               HK$                HK$        HK$

Balance at April 1, 1995                 202,800         13,356,985        186,831,892    200,391,677

Net income                                     -                  -        117,170,495    117,170,495
                                       ----------        -----------      -------------   -----------
----------------
Balance at March 31, 1996                202,800         13,356,985        304,002,387    317,562,172

Net income                                     -                  -        127,033,679    127,033,679
                                       ----------        -----------      -------------   -----------
----------------
Balance at March 31, 1997                202,800         13,356,985        431,036,066    444,595,851

Net income                                     -                  -        104,412,158    104,412,158
                                       ----------       ------------       -----------    -----------
Balance at December 31, 1997             202,800         13,356,985        535,448,224    549,008,009
                                       ----------        -----------       -----------    -----------




        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 1997 and December 31, 1997

                                                                March 31,              December 31,
                                                 Notes           1997              1997           1997
                                                                  HK$               HK$            US$

ASSETS

CURRENT ASSETS
Cash and bank balances                                      163,341,939        138,010,916    17,807,860
Trade receivables, net of provisions of
  HK $8,602,321 at March 31, 1997
  and December 31, 1997                           7         100,777,180         36,420,762     4,699,453
Prepayments, deposits and other
   receivables, net of provisions of
   HK$4,898,213 at March 31, 1997
   and December 31, 1997                          8           3,382,296          5,018,294       647,522
Short term  investments, net of
    provisions of
  $17,000,000 at March 31, 1997                   9         267,600,000                  -             -
Amounts due from related companies               19          17,983,640         34,111,911     4,401,537
Amounts due from directors                       19                   -         39,525,000     5,100,000
                                                            ------------     --------------   ------------
TOTAL CURRENT ASSETS                                        553,085,055        253,086,883     32,656,372

FIXED ASSETS                                     10           4,094,219          3,486,981        449,933
INTERESTS IN ASSOCIATED
  COMPANIES                                      11           2,292,154         69,053,638      8,910,147
LAND LEASE RIGHTS                                12                   -      1,358,514,000    175,292,130
OTHER ASSETS                                     20           7,000,000          7,000,000        903,225
                                                           -------------     --------------    ------------

TOTAL ASSETS                                                566,471,428      1,691,141,502    218,211,807
                                                           -------------     --------------   -------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
Bank overdrafts                                  13                   -          3,814,245        492,161
Bank import loans                                13           8,063,170         10,478,535      1,352,069
Secured bank loan                                13                   -          9,984,864      1,288,370
Income taxes payable                                         64,279,294         73,707,403      9,510,632
Amounts due to directors                         19           6,042,857          8,604,953      1,110,317
Amounts due to related parties                   19           5,847,659        315,483,063     40,707,492
Accounts payable and accrued liabilities                     37,642,597         35,021,320      4,518,880
                                                           -------------     --------------  -------------
TOTAL CURRENT LIABILITIES                                   121,875,577        457,094,383     58,979,921

MINORITY INTEREST                               12                    -        685,039,110     88,392,143

STOCKHOLDERS' EQUITY
Common stock, par value
  US$0.001 per share:  Authorized:
  1,000,000,000 shares; Issued and
  outstanding: 26,000,000 shares                               202,800            202,800         26,168
Additional paid-in capital                                  13,356,985         13,356,985       1,723,48
Retained earnings                                          431,036,066        535,448,224     69,090,093
                                                          --------------     -------------    -------------

TOTAL STOCKHOLDERS'
  EQUITY                                                   444,595,851        549,008,009     70,839,743
                                                          ---------------    --------------   -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     566,471,428      1,691,141,502    218,211,807
                                                          ---------------  ----------------  --------------


        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 1996 and 1997
and the nine months ended December 31, 1997

                                                              Year                               Nine months
                                                         ended March 31,                     ended December 31,
                                                     1996             1997                 1997            1997
                                                      HK$              HK$                  HK$             US$

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                       117,170,495      127,033,679        104,412,158        13,472,536
Adjustments to reconcile net income to
 net cash (used in)/provided by operating
 activities:
Gains on disposal of fixed assets                          -         (163,204)          (350,800)          (45,265)
  Depreciation                                       495,989          620,313            442,894            57,148
  Provision for doubtful debts and
   diminutions in values of
   investments and associated companies           30,414,857          869,710                  -                 -
  Share of (losses) gains of associated
   companies                                       1,835,000                -         (1,113,459)         (143,672)
  Gains on disposal of short term
   investments                                    (1,145,013)               -        (18,731,775)       (2,417,003)
 (Increase)/decrease in assets:
 Trade receivables and long term receivable     (196,043,403)     (13,182,571)          (674,702)          (87,058)
 Prepayments and deposits                          5,682,771         (307,547)        (1,635,998)         (211,096)
 Amounts due from related companies                  926,388         (887,809)        (6,143,407)         (792,698)
 Amounts due from associated companies            (1,250,592)        (702,335)          (616,905)          (79,601)
 (Decrease)/Increase in liabilities:
 Amounts due from joint venture companies           (241,427)               -                  -                 -
 Amounts due to directors                          1,473,073        9,988,570          2,562,096           330,593
 Amounts due to related parties                     (221,846)         199,772                  -                 -
 Accounts payable and accrued liabilities         16,600,556       13,690,462         (2,621,277)         (338,229)
 Income taxes payable                             21,077,767       18,455,771          9,428,109         1,216,530
                                                 --------------   -------------      --------------     -------------
Net cash (used in)/ provided by
 operating activities                             (3,225,385)     155,614,811         84,956,934        10,962,185
                                                 ---------------  -------------      -------------      ------------



        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

For the years ended March 31, 1996 and 1997
and the nine months ended December 31, 1997

                                                                                       Nine months
                                                  Year ended March 31,              ended December 31,
                                                 1996             1997              1997         1997
                                                  HK$              HK$               HK$          US$

CASH FLOWS PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES
Purchase of land lease rights                        -               -        (403,364,486)   52,047,030
Purchase of fixed assets                        (1,900)        (15,080)            (14,856)       (1,917)
Reduction/(addition) of fixed
 bank deposit                                6,494,181               -                   -             -
Proceeds from disposal of fixed assets               -               -             530,000        68,387
Proceeds from disposal of short term
 investments                                         -               -         286,331,775    36,946,035
                                            -----------     -------------     -------------   ------------
Net cash provided by/(used in)
  investing activities                       6,492,281         (15,080)       (116,517,567)  (15,034,525)
                                           ------------     -------------     -------------   ------------
CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES
Net (repayments)/borrowings under
  bank import loans                            (94,137)      2,389,290           2,415,365       311,660
Net(repayments)/borrowings of bank loans      (222,403)     (1,478,799)          3,814,245       492,161
Advances (repayments) of bank overdrafts       319,452        (676,889)                  -             -
                                           -------------    -------------     -------------   ------------
Net cash provided by
  financing activities                          2,912          233,602           6,229,610        803,821
                                           -------------    -------------     -------------   ------------
NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS                 3,269,808      155,833,333         (25,331,023)    (3,268,519)

Cash and cash equivalents, at beginning
  of period                                 4,238,798        7,508,606         163,341,939     21,076,379
                                           -------------    --------------    -------------    -----------
Cash and cash equivalents, at end of period 7,508,606      163,341,939         138,010,916     17,807,860
                                           ------------    ---------------    -------------    -----------

SUPPLEMENTARY CASH FLOWS
  DISCLOSURES:
  Interest paid                               930,130         469,392              488,704        63,059
                                           ------------    ---------------    --------------   --------------
  Income taxes paid                           882,259       2,079,551              572,585        73,882
                                           ------------    ---------------    --------------   --------------


        The accompanying notes are an integral part of these consolidated financial statements.

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     China Continental, Inc. (the "Company") was incorporated under the laws of Utah, the United States of America, and its principal activity is a 100% investment in Sun's International Holdings Limited (Suns's International), a holding company for investments in operating companies. Sun's International was incorporated under the laws of the British Virgin Islands.

     Subsequent to March 31, 1997, the Company elected to change its fiscal year-end to December 31.

     The consolidated financial statements include the accounts of the Company and Sun's International and its wholly owned subsidiaries, Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited, Prime View Industrial Limited, Danbury Inc., Winkler Holdings Inc., Cathay Mercantile (Overseas) Limited (Disposed of in December, 1997; See Note 12), Gain Whole Limited (Disposed of in August, 1997; See Note
     12), Megaway Resort Development Limited (Acquired and disposed of in August, 1997, and December, 1997, respectively; See Note 12) and its majority owned subsidiary, Wealthy Asia Limited (56.5% owned and which had no operating activity for 1997) (hereinafter collectively together with the Company referred to as the "Group").

     Billion Pearl Investments Limited, High Glad Industries Limited, Prime Hill Investment Limited and Prime View Industrial Limited are primarily engaged in the sale of automatic production lines on a turn-key basis to various customers in the People's Republic of China (the "PRC"). These companies have also made investments in PRC enterprises through the formation of associated companies with various PRC parties. Danbury Inc. and Winkler Holdings Inc. provide consulting and management services to the customers as well as to other group companies. Wealthy Asia Limited, through a wholly-owned subsidiary, owns 51% of a joint venture, known as Changde Dafeng Agriculture and Animal Husbandry Co., Ltd., which has been established to run a breeding center to propagate Boer goats and other livestock breeds. See Note 12.

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


3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     (a)  Basis of consolidation
          -----------------------

     The consolidated financial statements of the Company include the accounts of the Company and its wholly and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

     (b)  Associated companies
          ---------------------

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

     (d)  Cash and cash equivalents
          --------------------------

     The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

     At March 31, 1997 and December 31, 1997, cash and cash equivalents included foreign currency deposits equivalent to HK$160,757,415 (US$20,796,561), and HK$135,755,488 (US$17,516,837), respectively.

     (e)  Fixed assets and depreciation
          ------------------------------

     Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                   Leasehold land and buildings           2.0%
                   Furniture and fixtures                  20%
                   Office equipment                        20%
                   Motor vehicles                          20%

     (f)  Land lease rights
          -----------------

     Land lease rights in mainland China are stated at cost less accumulated amortization. Amortization of land lease rights is calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for this purpose is 2.5%.

     (g)  Income taxes
          ------------

     Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

     (h)  Foreign currency translation
          ----------------------------

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

     Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1997 of US$ 1.00 : HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on December 31, 1997 or at any other date.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

     The associated companies maintain their books and accounting records in Renminbi (the "RMB"). For the purpose of accounting for the Group's attributable interests in the net assets and results of the joint ventures, the RMB financial statements of the associated companies were translated into HK$ using the current rate method whereby all assets and liabilities are translated into HK$ at the applicable rate of exchange prevailing at the balance sheet date as quoted by the People's Bank of China. Income and expense items were translated at the average rates as quoted by the People's Bank of China.

     (i)  Revenue recognition
          --------------------

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

     Revenue for design, training and consultancy services is recognized when the service is rendered.

     (j)  Retirement benefits
          --------------------

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

     Contributions made to the retirement plan during the years ended March 31, 1996 and 1997, and the nine months ended December 31, 1997, were HK$26,306, HK$32,375, and HK$47,504, respectively.

     (k)  Earnings per share
          ------------------

     Earnings per share is based on the 26,000,000 shares of common stock outstanding during each year.

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

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(m)  New Accounting Pronouncements
     -----------------------------

     In 1997, the company adopted SFAS No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented to conform to the SFAS No. 128 requirement.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements of SFAS No. 131; and believes that the investment in the joint venture known as Chang de Dafeng Agriculture and Animal Husbandry Co., Ltd. during the current period will cause it to modify its disclosure requirements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL INCOME/(EXPENSES), NET

                                            Year ended         Nine months ended
                                          March 31,             December 31,
                                            1996            1997           1997
                                             HK$             HK$            HK$

         Interest income                  435,828         149,011      114,219
         Interest expense                (930,130)       (469,392)    (488,704)
         Bank charges                     (72,106)       (105,378)     (68,366)
                                        -----------     -----------  ----------
                                         (566,408)       (425,759)    (442,851)


5.   OTHER INCOME/(EXPENSES), NET

                                         Year ended            Nine months ended
                                          March 31,              December 31,
                                            1996            1997           1997
                                             HK$            HK$             HK$

 Commission and miscellaneous income       66,674         369,836     3,736,733
 Foreign exchange gains/(losses), net      70,640         446,139      (194,290)
 Associated companies written off      (4,995,117)     (4,236,040)            -
 Short term investments written off   (10,671,560)     (1,177,240)            -
 Other assets written off              (5,258,406)              -             -
 Gains on disposal of short
   term investments
     Cathay (Note 12)                           -               -    10,434,579
     Gain/Megaway (Note 12)                     -               -     7,688,000
     Other                              1,145,013               -       609,196
 Gains on disposal of fixed assets              -               -       350,800
                                       -----------   -------------   ----------
                                      (19,642,756)     (4,597,305)   22,625,018
                                      -----------    -------------   ----------

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

The companies in the Group operate in several jurisdictions and are subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:


                                                     Year ended               Nine months ended
                                                      March 31,                  December 31,
                                               1996             1997                 1997
                                                HK$              HK$                  HK$

      Income/(loss) before income taxes:
          Hong Kong                        (22,438,260)       507,446               177,843
          PRC                              161,001,817    146,898,351           114,235,009
                                           ------------  ------------           -----------
                                           138,563,557    147,405,797           114,412,852

        Income tax provision:
         Current:
          Hong Kong                          1,879,812      (169,634)            (2,157,306)
          PRC                               19,513,250    20,704,956             12,158,000
                                           ------------  ------------           ------------
                                            21,393,062    20,535,322             10,000,694

         Deferred                                   -       (163,204)                     -
                                           ------------  ------------           ------------
                                            21,393,062    20,372,118             10,000,694


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

     At March 31, 1997 and December 31, 1997, income tax payables included foreign currency payables equivalent to HK$61,325,206 (US$7,933,403) and HK$73,483,206 (US$9,481,704), respectively.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES (continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:

                                                           Year ended               Nine months ended
                                                            March 31,                  December 31,
                                                              1996              1997               1997
                                                              HK$                HK$                HK$

Statutory Hong Kong tax rates                                 16.5%              16.5%              16.5%
Computed expected tax expense                           22,862,987         24,321,957         18,878,121
Decrease resulting from PRC tax
 at a lower composite tax rate                          (7,052,050)        (4,587,807)        (7,699,316)
Adjustments for expense items which are not
  deductible for profits tax purposes:
   Share of (gain) loss in and provisions for diminutions
   in values of associated companies                     1,126,969            326,135           (94,644)
   Provisions for diminutions in values
     of investments                                      2,628,444                  -                 -
   Other provisions                                      1,565,813                  -         2,154,306
   Disposal of short term investments                     (188,927)                 -        (3,090,743)
Others                                                     449,826            311,833          (147,030)
                                                         -----------       ------------     ------------
                                                         21,393,062        20,372,118        10,000,694
                                                         -----------       ------------     ------------

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (continued)

Undistributed earnings of the Company's non-U.S. subsidiaries amounted to HK$535,448,224 at December 31, 1997. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings as at December 31, 1997 was approximately HK$182,000,000.

7.   TRADE RECEIVABLES, NET



                                                  As of  March 31,         As of December 31,
                                                       1997                      1997
                                                        HK$                      HK$

Trade receivables                                  109,379,50                 45,023,083
Less: Provision for doubtful debts                 (8,602,321)                (8,602,321)
                                                  --------------             --------------

Trade receivables, net                            100,777,180                 36,420,762

Movements in provision for doubtful debts:
 Balance as at beginning of year                   13,145,891                  8,602,321
 Doubtful debt recovery                            (4,543,570)                         -
                                                  ---------------            ---------------

 Balance as at March 31 and December 31             8,602,321                   8,602,321


8.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET

                                                   As of  March 31,          As of December 31,
                                                        1997                       1997
                                                         HK$                       HK$

Prepayments, deposits and other receivables         8,280,509                   9,916,507
Less: Provision for doubtful debts                 (4,898,213)                 (4,898,213)
                                                  --------------              -------------
Prepayments, deposits and other receivables, net    3,382,296                   5,018,294


Movements in provision for doubtful debts:
  Balance as at beginning of year                   7,157,636                   4,898,213
  Doubtful debt recovery                           (2,259,423)                          -
                                                  --------------              --------------

  Balance as at March 31 and December 31            4,898,213                   4,898,213




CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   SHORT TERM INVESTMENTS


                                                        Year ended       Nine months ended
                                                         March 31,          December 31,
                                                          1997                1997
                                                          HK$                 HK$

Unlisted investments at cost (Notes 12 and 22)       284,600,000                  -
Provisions for diminutions in values                 (17,000,000)                 -
                                                    -------------       --------------
                                                     267,600,000                  -

Movements in provisions for diminutions in values:
 Balance at beginning of year                                  -         17,000,000
 Transfer from other receivables (Note 12)            17,000,000                  -
 Reversal of provision on disposal                             -        (17,000,000)
                                                    -------------       ---------------
 Balance at March 31 and December 31                  17,000,000                  -
                                                    -------------       ---------------

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  FIXED ASSETS



                                                            As of March 31,   As of December 31,
                                                                 1997                 1997
                                                                  HK$                  HK$
 Leasehold land and buildings, located in Hong Kong (1)        4,485631            4,239,231
 Furniture and fixtures                                         700,826              700,826
 Office equipment                                               585,893              600,749
 Motor vehicles                                               1,244,030            1,244,030
                                                           --------------       --------------
                                                              7,016,380            6,784,836

Less: accumulated depreciation                               (2,922,161)          (3,297,855)
                                                           ---------------      --------------
Net book value                                                4,094,219             3,486,981


    (1) Pledged to the Company's banker to secure facilities (See Note 17).

11.  INTERESTS IN ASSOCIATED COMPANIES

                                                           As of  March 31,   As of December 31,
                                                                1997                1997
                                                                 HK$                 HK$

Unlisted investments, at cost                                14,335,440           79,366,560
Share of post-acquisition gains (losses)/net                 (6,928,886)          (5,815,427)
Write off for diminutions in values                          (6,793,565)          (7,406,554)
Elimination of unrealized profits                              (612,989)                   -
                                                            ---------------     ---------------
                                                                      -           66,144,579
Due from associated companies, net                            2,292,154            2,909,059
                                                            ----------------    ----------------
                                                              2,292,154           69,053,638


Movement in provisions for diminutions in values:
   Balance at beginning of year                               3,345,000            6,793,565
Provisions for diminutions in value                           3,448,565              612,989
                                                            ----------------    -------------
   Balance at March 31 and December 31                        6,793,565            7,406,554


CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INTERESTS IN ASSOCIATED COMPANIES (continued)

     During the year ended March 31, 1997, the Company incurred additional diminutions in value in the remaining interests in associated companies which reduced the carrying value to zero. Therefore, no further share of post-acquisition losses has been provided for during the nine months ended December 31, 1997. The Group's share of the post-acquisition gains of associated companies for the nine months ended December 31, 1997 was HK$1,113,459. The amounts due from associated companies are deemed to be collectible as of December 31, 1997.

     Details of the associated companies at December 31, 1997 were as follows:


                                     Country of
                                    registration        Group's
                                         and           effective
Name                                 operations         holding        Principal activities
                                                           %
Panyu Panyi Chemical Industry           PRC               30           Manufacturing and sale of PU resin
& Commerce Co., Ltd.

Shan Dong Linyi Modern                  PRC               35           Manufacturing and sale
Decorating Materials Co., Ltd.                                         of PVC floor tiles

Zhengzhou ZZZ Prime Hill                PRC               20           Manufacturing and sale
Floppy Disk Co., Ltd.                                                  of computer floppy disks

Megaway Development
Limited (Acquired in April, 1997;       Western                        Holding company for company
See Note 12)                            Samoa             30           manufacturing polyester products



12.  ACQUISITIONS AND DISPOSITIONS

     Pursuant to a sales and purchase agreement dated December 20, 1996, Sun's International, a wholly-owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. There was no cash movement involved in this transaction. Cathay was purchased by netting off the other receivable, long term receivable, amount due from a director and amount due from a related company of HK$56,572,640, HK$68,333,334, HK$4,280,000 and HK$814,026, respectively.

     Cathay's principal activity was investment holding and Cathay, through its 65.055%-owned Hong Kong incorporated subsidiary, Fast Pulse Investment Limited, held a 70% interest in a Sino-foreign cooperative joint venture engaging in property development in Beijing, the PRC.

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

CHINA CONTINENTAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  ACQUISITIONS AND DISPOSITIONS (continued)

     On April 2, 1997, the Group acquired a 30% interest in Megaway Development Limited, a company owned by Mr. Harry Ho. Mr. Ho has become the chairman and chief executive officer of the Company. The principal asset of Megaway Development Limited is a 60% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tyre cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from China (Fujian) Foreign Trade Centre Holdings Company ("CFFTC") in the amount of HK$65,031,120.

     On June 21, 1996, Sun's International obtained a 100% interest in Gain Whole Limited for a consideration of US$20,000,000 (HK$154,600,000) as a partial settlement for the same amount of the debt due from CFFTC, a major customer of the Group. The principal asset of Gain Whole Limited was a certificate of deposit for an amount of US$20,000,000 (HK$154,600,000) with an authorized financial institution in the People's Republic of China (the "PRC"). The certificate of deposit was valued at cost, which approximated market and was classified as a short-term investment in the accompanying consolidated balance sheet as of March 31, 1997.

     On August 28, 1997, Sun's International sold its 100% interest in Gain Whole Limited for a consideration of a 100% interest in Megaway Resort Development Limited, a company owned by Mr. Harry Ho and incorporated in the British Virgin Islands. The principal asset of Megaway Resort Development Limited is a 75% interest in Da Yu Edible Oil Co. Ltd., a Sino Singapore joint venture incorporated in the People's Republic of China. On December 3, 1997, the Group sold the 100% interest in Megaway Resort Development Limited for a consideration of US$21,000,000 (HK$162,288,000).

     On December 23, 1997, Sun's International acquired a 56.5% interest in Wealthy Asia Limited (WAL) for US$52,000,000 (HK$403,364,486) in cash from Mr. Brian Ko. WAL had simultaneously acquired 100% of Megaway Agriculture Co. Ltd. (Megaway) from Mr. Harry Ho for US$92,000,000 (HK$713,644,828), with a cash payment of US$72,800,000 which was settled on December 31, 1997 and a verbal agreement to remit the remainder at some future date. The remainder was settled on March 18, 1998 through the receipt of 9,900,000 newly issued shares of China Continental, Inc. common stock.

     The following amounts represent the initial recording of this transaction:

                                                           Asset (Liability) HK$
                                                           ---------------------
                 Land lease rights                             1,358,514,000
                 Due from Harry Ho                             39,525,000
                 Due to Brian Ko                               (309,635,404)
                 Minority Interest                             (685,039,110)
                                                               -------------
                 Cash Paid                                     (403,364,486)
                                                               -------------

     On February 10, 1998, Sun's International acquired the remaining 43.5% interest in WAL from Mr. Brian Ko via the issuance of an additional 40,000,000 shares of stock in China Continental, Inc. of which 9,900,000 shares were issued directly to Megaway Resort Development Ltd., a company owned by Mr. Harry Ho and incorporated in Western Samoa.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  ACQUISITIONS AND DISPOSITIONS (continued)


     The principal asset of Megaway is a 51% interest in Changde Dafeng Agriculture and Animal Husbandry Ltd. (Changde), a Sino-Singapore joint venture incorporated in the People's Republic of China on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Changde has been established to run a breeding center to propagate Boer goats and other livestock breeds. Changde's principal asset is 20,000 hectares or 49,400 acres of grassland located approximately 250 kilometers north of Beijing, in the People's Republic of China. Based upon an independent appraisal dated July 30, 1998 by American Appraisal Hongkong Limited, the value of 100% of Changde is US$181,000,000 (HK$1,402,750,000) as of December 31, 1997.

     Had the 40,000,000 shares of common stock been outstanding throughout the periods presented, earnings per share would have been HK$1.92 and HK$1.58 for the year ended March 31, 1997 and the nine months ended December 31, 1997, respectively.


13.  BANK LOANS

     The import loans with banks carry interest at 1% above the Hong Kong prime lending rate (weighted average of 8.5% and 8.9% per annum as of March 31, 1997 and December 31, 1997, respectively). The import loans are usually repaid in three to six months, which is in accordance with the terms of the agreement.

     The bank overdrafts carry interest at 3% above the Hong Kong prime lending rate (weighted average of 11.5% and 11.9% per annum as of March 31, 1997 and December 31, 1997, respectively).

     During October 1997, the company borrowed and in turn loaned HK$9,984,864 to a company owned by director, Mr. Chan Kwai Chiu, in conjunction with his purchase of a personal residence. The mortgage loan is secured by the residence and other properties owned by Mr. Chan Kwai Chiu with a cost of HK$17,800,000.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  CONCENTRATION OF CREDIT RISKS

     Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long term receivable and the amounts due from and to directors and related companies.

     (i)  Cash deposits

     The Group places its cash deposits with an international bank.

     (ii) Trade receivables

     As of March 31, 1997 and December 31, 1997, approximately 71% and 18%, respectively, of the trade receivable balance was due from China (Fujian) Foreign Trade Center Holdings Company, a Chinese Government controlled company.

     (iii) Amounts due from related companies (See Note 19)

     At December 31, 1997, approximately 34%, 24% and 21% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively.

     At March 31, 1997, approximately 37% and 31% of the amounts due from related companies were due from New Skyland Industrial Ltd. and Billion Pearl International Limited, respectively.

     The Group does not have the policy of requiring collateral.

     (iv) Amounts due from and to directors (See Notes 12 and 19)

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments are set out as follows:

     (i)  Cash deposits

     The cash deposits are stated at cost which approximates market value.

     (ii) Trade receivables, other receivables and amounts due from directors and related companies

     Trade receivables, other receivables and the amounts due from related companies and directors are stated at their book value less provision for doubtful debts, which approximates the fair value.

     (iii) Bank import loans

     The carrying amount of short term bank loans approximates the fair value because of the short maturity of these instruments.

     (iv) Accounts payable and amounts due to related companies and directors

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Accounts payable and amounts due to related companies and directors are stated at their book value which approximates their fair value.


16.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Group's operating assets and primary source of income and cash flow are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     Currently, a large proportion of the Group's revenue comes from the sale of automatic production lines on a turn-key basis with companies in the PRC (See Note 21). As such, those revenues are vulnerable to an increase in the level of competition from overseas and domestic suppliers and a change in the supply and demand relationship with those customers.

17.  BANKING FACILITIES

     The Group had banking facilities of approximately HK$25,000,000 for mortgages, overdrafts and trade finance. Unused facilities as of December 31, 1997 amounted to approximately HK$1,000,000.

     The banking facilities of the Group were secured by:

     i. mortgages over the Group's leasehold land and buildings with a net book value of approximately HK$3,130,000.

     ii.  lien on a subsidiary's fixed deposits totaling HK$2,000,000.

     iii. personal guarantee by director, Chan Kwai Chiu, up to HK$20,000,000.

     iv. mortgages over properties held by director, Chan Kwai Chiu, with purchase cost of approximately $17,800,000.

18.  FOREIGN CURRENCY EXCHANGE

     The Group has substantial transactions with customers and significant investments in associated companies in the PRC. Both the customers and the associated companies may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The amount of debts due from customers in the PRC subject to control amounted to HK$100,767,720 and HK$35,191,812 at March 31, 1997 and December 31, 1997, respectively.

     On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

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

19.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

     The Group's  amounts due from/(to)  directors and related  companies  owned
     and/or   controlled  by  a  director,   Chan  Kwai  Chiu,   are  unsecured,
     interest-free and are repayable on demand. See also Note 13.

     In the normal course of business, some of the companies in the Group are engaged in the set-up of automatic production lines on a turn-key basis for its associated companies. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these associated companies. Amounts of revenues from the sales of raw materials to these associated companies are summarized as follows:

                                                              Nine months ended
                                      Year ended March 31,       December 31,
                                             1996           1997            1997
                                              HK$            HK$             HK$

     Sales to associated companies:
       Raw materials                    15,755,398     19,699,783     12,357,168

     Any unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Group's interests in these associated companies.

20.  CONTINGENCIES AND COMMITMENTS

     As at December 31, 1997, the Group has the following capital commitments and contingencies:


     The Group had contracts with a related company controlled by Mr. Chan Kwai Chiu in the PRC to purchase office premises to be developed by the related company for HK$21,700,000. At December 31, 1997, HK$7,000,000, which was grouped under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

21.  SEGMENTED FINANCIAL INFORMATION

     Substantially all of the Group's activities consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC.


        Sales by major customers                                 Sales                                     Accounts
                                                                                   Nine months ended       Receivable
                                                         Year ended March 31,         December 31,        December 31,
                                                        1996             1997            1997                 1997
                                                        HK$               HK$             HK$                 HK$

         China (Fujian) Foreign Trade
          Centre Holdings Company ("CFFTC")        277,682,496      30,842,448                 -          6,594,312
          Kin Heng Xin Investment &
              Development Company Limited                   -      128,292,528        85,870,000                  -
          Shenzhen San Gao Enterprises
              Company Limited (Shenzhen)                    -       88,531,968        59,566,500         28,597,500
          Others                                   21,433,355       21,017,296        14,682,789          1,228,950
                                                 ---------------  --------------- ----------------     --------------
                                                  299,115,851      268,684,240       160,119,289         36,420,762


     The outstanding balance receivable from CFFTC and Shenzhen arising from the above sales amounted to HK$71,625,432 and HK$29,142,288, respectively, as of March 31, 1997.

22.  ADDITIONAL NON-CASH TRANSACTIONS

     During the year ended March 31, 1997, HK$17,935,678 of trade accounts payable were paid directly by directors on behalf of the Company and HK$21,625,232 of trade accounts receivable were received directly by directors. The net activity of these transactions was posted to the amounts due to directors in the accompanying consolidated balance sheets.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D


23.  SELECTED FINANCIAL DATA (unaudited)

     A summary of selected information for 1997 and 1996 is as follows:


                                                       Nine months ended                        Nine months ended
                                                       December 31, 1996                         December 31,1997
                                                     HK$               US$                     HK$              US$

         Sales                                    242,544,000      31,296,000            160,119,289       20,660,553
      Cost of Sales                              (113,018,250)    (14,583,000)           (64,600,231)      (8,335,514)
                                                  ------------    ------------           -----------       -----------
      Gross Profit                                129,525,750      16,713,000             95,519,058       12,325,040

      Depreciation of Fixed Assets                   (496,000)        (64,000)              (442,894)         (57,148)
      Selling and Administrative Expenses         (13,089,750)     (1,689,000)            (3,958,938)        (510,831)
      Financial Income/(Expenses), Net               (170,500)        (22,000)              (442,851)         (57,142)
      Other Income/(Expenses), Net                    155,000          20,000             22,625,018        2,919,357
      Shares of (Losses) Gains of Associated
          Companies                                  (441,750)        (57,000)             1,113,459          143,672
                                                    ----------     -----------           -----------       -----------
      Income Before Income Taxes                  115,482,750      14,901,000            113,299,393       14,762,948
      Income Taxes                                 (9,625,500)     (1,242,000)           (10,000,694)      (1,290,412)
                                                  ------------     -----------           ------------      -----------
      Net Income                                  105,857,250      13,659,000            104,412,158       13,472,536
                                                  ------------     -----------           ------------      -----------
         Earnings Per Share                              4.07           0.53                    4.02             0.52
                                                  ------------     -----------           -------------     -----------
