Form 10-Q
period 1998-03-31
CHINA CONTINENTAL INC /UT/
filed 1998-08-18
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to        .
                                             ---------   --------

                          Commission File No. 33-3276-D


                            CHINA CONTINENTAL, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Utah                                            87-043106
--------------------------------              ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (852) 2542-2612
                              -----------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      NO  X
   -----   -----

     As of August 1, 1998, 66,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

          Consolidated  Balance Sheets - March 31, 1998
          and December 31, 1997                                            3

          Consolidated  Statements  of Income -
          For the three  months ended March 31, 1998 and 1997              4

          Consolidated  Statements of Cash Flows-
          For the three months ended March 31, 1998 and 1997               5

          Notes to Consolidated Financial Statements                       6

     Item 2.  Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                          7

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             8


     Signatures                                                            9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)



                                                                        March 31,             December 31,
                                                                           1998                  1997
                                                                    -----------------      ----------------
                                                                        (unaudited)
ASSETS
Current Assets
  Cash and deposits                                                   $           19,521       $         17,808
  Accounts receivable, net of provision                                            4,904                  4,699
  Prepayments, deposits and other receivable                                         703                    647
  Amount due from directors                                                        5,100                  5,100
  Amount due from related companies                                                4,275                  4,402
                                                                    --------------------    -------------------
  Total Current Assets                                                            34,503                 32,656

Fixed Assets                                                                         434                    450
Investment in joint ventures                                                       8,910                  8,910
Land lease rights                                                                174,212                175,292
Other assets                                                                         903                    903
                                                                    --------------------    -------------------
Total Assets                                                           $         218,962       $        218,211
                                                                    ====================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                       $             503       $            492
  Payable and accruals                                                             2,950                  4,519
  Bank import loans                                                                    0                  1,352
  Secured bank loan                                                                1,286                  1,288
  Due to related companies                                                           749                 40,708
  Income taxes payable                                                            10,047                  9,511
  Amounts due to directors                                                         1,110                  1,110
                                                                    --------------------    -------------------
  Total current liabilities                                                       16,645                 58,980
                                                                    --------------------    -------------------
Minority interest                                                                 87,744                 88,392
                                                                    --------------------    -------------------
Stockholders' Equity
  Share capital                                                                       66                     26
  Contributed surplus                                                             41,683                  1,723
  Retained earnings                                                               72,824                 69,090
                                                                    --------------------    -------------------
Total Stockholders' Equity                                                       114,573                 70,839
                                                                    --------------------    -------------------
Total Liabilities and Stockholders' Equity                             $         218,962       $        218,211
                                                                    ====================    ===================


   The accompanying notes are an integral part of these financial statements
                                       3

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars
                     except shares and earnings per share)
                                   (Unaudited)


                                                                           Three Months Ended March 31,

                                                                               1998                       1997
                                                                     -------------------------     ------------------
Revenues

Sales of turnkey projects                                                 $             7,868      $           2,388

Sales of raw materials                                                                  1,138                  1,074

Cost of sales                                                                          (3,926)                (1,507)
                                                                     -------------------------     ------------------


Gross Profit                                                                            5,080                  1,955


Depreciation and amortization of fixed assets
  and land lease rights                                                                (1,096)                   (16)

Selling and administrative expenses                                                      (339)                  (303)

Provision for doubtful debts                                                                0                    289

Financial income (expenses), net                                                          (23)                   (33)

Other income (expenses), net                                                                0                   (614)

Share of income of associated companies                                                     0                     57

Minority interest in operations of consolidated subsidiary                                648                      0
                                                                     ------------------------      -----------------
Incomes before income taxes                                                             4,270                  1,335

Income taxes                                                                             (536)                  (154)
                                                                     -------------------------     ------------------

Net Income                                                                 $            3,734      $           1,181
                                                                     =========================     ==================

Earnings per share - basic and diluted                                     $               .08      $             .05
                                                                     =========================     ==================
Weighted average common and
     equivalent shares outstanding - basic and diluted                              47,777,777             26,000,000
                                                                     =========================     ==================




    The accompanying notes are an integral part of these financial statements
                                        4

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)


                                                                           Three Months Ended March, 31

                                                                              1998                    1997
                                                                     ----------------------   ---------------------


Cash Flow From Operating Activities:
Net Income                                                             $             3,734   $              2,775
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization                                                   1,096                     16
     Share of (Profit) Loss in Joint Venture                                             0                    (57)
     Minority interest in operations of consolidated subsidiary                       (648)                     0
     Changes in Non-Cash Working Capital                                            (1,126)                (2,062)
                                                                     ----------------------   ---------------------
          Net Cash Provided by Operating Activities                                  3,056                    672
                                                                     ======================   =====================
Cash Flows from Investing Activities:
     Proceeds from issue of shares                                                       0                      0
     Payments for Acquisition of Fixed assets                                            0                     (2)
                                                                     ----------------------
          Net Cash Used in Investing Activities                                          0                     (2)
                                                                     ======================   =====================
Financing Activities:
     Repayment of bank overdraft                                                        11                       0
     Repayment of secured loan                                                          (2)                      0
     Net Borrowings Under Bank Import Loans                                         (1,352)                    (82)
                                                                     ----------------------   ---------------------
          Net Cash Used in Financing Activities                                     (1,343)                    (82)
                                                                     ======================   =====================
Net Increase in Cash                                                                 1,713                     588

Cash, Beginning of Period                                                           17,808                  20,543
                                                                     ----------------------   ---------------------
Cash, End of Period                                                   $             19,521   $              21,131
                                                                     ======================   =====================



    The accompanying notes are an integral part of these financial statements
                                        5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

Note 2 -- Foreign Currency Conversion

The Company's financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

Revenues

     Revenues increased by $5,544,000 or 232% to $9,006,000 for the three months ended March 31, 1998 from $ 3,462,000 for the corresponding period of the prior year. The increase in revenue reflects the delay of two turnkey projects originally scheduled for completion in 1997, but completed and booked in the first quarter of 1998 and also due to an overall increase in the demand for the Company's products and services in the People's Republic of China.

Cost of Sales

     Cost of sales as a percentage of revenue was 43.6% for the three months ended March 31, 1998. This compares with 43.5% for the three months ended March 31, 1997.

Depreciation of Fixed Assets and Amortization of Land Lease Rights

     Depreciation and amortization expenses increased by $1,080,000 or 6750% to $ 1,056,000 for the three months ended March 31, 1998 from $16,000 for the corresponding period of the prior year. This increase resulted from the acquisition of the land rights on property located north of Beijing which is being amortized over the lease period of 40 years.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $ 36,000 or 11.8% to $ 339,000 for the three months ended March 31, 1998 from $ 303,000 for the corresponding period of the prior year. This represented both a general inflationary increase as well as the activity resulting from increased sales.

Financial Income / (Expense), net

     Financial income (expense), net is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 10,000, or 30% to $23,000 for the three months ended March 31, 1998 from $33,000 for the corresponding period of the prior year. This decrease resulted from a decrease in bank import loans of the Company.

Minority Interest in Operations of Consolidated Subsidiary

     Minority interests in operations of consolidated subsidiary were $648,000 and $0 for the three months ended March 31, 1998 and 1997, respectively. The increase from 1997 to 1998 is due to the amortization of the land lease rights.

Income Taxes

     Income taxes for the three months ended March 31, 1998 were $536,000 or 12.5% of pretax income. This compares with $ 154,000 or 11.5% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $2,553,000 or 216.2% to $3,743,000 for the three months ended March 31, 1998 from $1,181,000 for the corresponding period of the prior year. This increase resulted from both higher revenues and lower costs.

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of $12,733,000 including a cash balance of $19,521,000 This compares to a working capital deficit of $(26,324,000) and a cash balance of $ 17,808,000 at December 31, 1997.

     Net cash provided by operating activities increased to $3,056,000 for the three months ended March 31, 1998 from $672,000 for the corresponding period of the prior year. This increase resulted from changes in non-cash working capital which was partially offset by increased earnings.

     The Company's business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. However, with the acquisition of the agricultural property and the capital required to develop the agrogenetic business operations, the Company anticipates selling additional debt or equity financing during the next twelve months.

                           PART II. OTHER INFORMATION

     (a)  Exhibits

          1.   27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          1. Form 8-K dated February 10, 1998 reporting the acquisition of a 43.5% interest in Wealthy Asian Limited for 40,000,000 shares of Common Stock.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                           CHINA CONTINENTAL, INC.

                                           /s/ Harry H.H. Ho
                                           ------------------------------------
                                           Harry H.H. Ho
                                           Chairman and Chief Executive Officer


                                           /s/ Eric Ng
                                           ------------------------------------
                                           Eric Ng
                                           Chief Financial Officer and Secretary