Form 10-Q
period 1998-06-30
CHINA CONTINENTAL INC /UT/
filed 1998-09-14
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Utah                                           87-0431063
--------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2542-2612
                            ------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    NO   X
   ----  ------

     As of September 1, 1998, 66,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                        -------

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - June 30, 1998
               and December 31, 1997                                         3

            Consolidated Statements of Income - For the three
               months and six months ended June 30, 1998 and 1997            4

            Consolidated Statements of Cash Flows- For the six months ended
            June 30, 1998 and 1997                                           5

            Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                11


Signatures                                                                  11

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                  (unaudited)

                                                 June 30,          Dec. 31,
                                                   1998              1997
                                                ----------        ----------

ASSETS

Current Assets
  Cash and deposits                               $22,650           $17,808
  Accounts receivable, net of provision            11,328             4,699
  Prepayments, deposits and other receivable          735               647
  Amount due from directors                         6,035             5,100
  Amount due from related companies                 2,735             4,402
                                                 --------          --------
  Total Current Assets                             43,483            32,656
                                                 ========          ========
Fixed Assets                                          418               450
Land lease rights                                 173,101           175,292
Investment in joint ventures                        8,910             8,910
Other assets                                          903               903
                                                 --------          --------
Total Assets                                     $226,815          $218,211
                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                     $499              $492
  Payable and accruals                              5,032             4,519
  Bank import loans                                   726             1,352
  Secured bank loan                                 1,284             1,288
  Due to related companies                            780            40,708
  Income taxes payable                             10,510             9,511
  Amounts due to directors                          1,110             1,110
                                                 --------          --------
  Total current liabilities                        19,941            58,980
                                                 --------          --------
Minority interest                                  87,208            88,392
                                                 --------          --------
Stockholders' Equity
  Share capital                                        66                26
  Contributed surplus                              41,683             1,723
  Retained earnings                                77,917            69,090
                                                 --------          --------
Total Stockholders' Equity                        119,666            70,839
                                                 --------          --------
Total Liabilities and Stockholders' Equity       $226,815          $218,211
                                                 ========          ========

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

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Stated in '000 United States Dollars
                      except shares and earnings per share)
                                  (Unaudited)


                                        Three Months Ended                Six Months Ended
                                             June 30                          June 30
                                        ------------------               -----------------

                                        1998          1997          1998         1997
                                       ------        ------        ------       ------
Revenues
Sales of turnkey projects             $10,500        $9,516        $18,368       $11,904
Sales of raw materials                    872           631          2,010         1,705
Cost of sales                          (4,898)       (3,987)        (8,824)       (5,494)
                                      --------      --------        --------     --------
Gross Profit                            6,474         6,160         11,554         8,115
Depreciation and amortization of
  fixed assets and land lease rights   (1,127)          (20)        (2,223)          (36)
Selling and administrative expenses      (303)         (172)          (642)         (475)
Provision for doubtful debts                0             0              0           289
Financial income (expenses), net          (25)          (54)           (48)          (87)
Other income (expenses), net                0             0              0          (614)
Share of income (losses) of
  associated companies                      0             0              0            57
Minority interest in operations of
  consolidated subsidiary                 537             0          1,185             0
                                     --------       --------        --------     --------
Income before income taxes              5,556         5,914          9,826         7,249
Income taxes                             (463)         (495)          (999)         (649)
                                     --------       --------        --------     --------
Net Income                             $5,093        $5,419         $8,827        $6,600
                                     --------       --------        --------     --------
Earnings per share-basic and diluted    $0.08         $0.21          $0.16         $0.25
                                     ========       ========        ========     ========
Weighted average common and
   equivalent shares outstanding -
  basic and diluted                66,000,000    26,000,000     56,939,227    26,000,000
                                   ==========    ===========    ============  ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                               Six Months Ended June 30
                                                               ------------------------
                                                                1998              1997
                                                               ------            ------

Cash Flows From Operating Activities:
Net Income                                                     $8,827           $6,600
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                               2,223               36
     Minority Interest                                         (1,185)               0
Provision for doubtful debts and diminutions
  in values of investments and associated companies                 0            4,337
     Share of (Profit) Loss in Joint Venture                        0              (57)
Deferred Taxes                                                      0              (20)
     Changes in Non-Cash Working Capital                       (4,400)          (8,348)
                                                               -------          -------
          Net Cash Provided by Operating Activities             5,465            2,548
                                                               =======          =======
Cash Flows from Investing Activities:
     Proceeds from issue of shares                                  0                0
     Payments for Acquisition of Fixed assets                       0               (8)
                                                               -------          -------
          Net Cash Provided by (Used in) Investing Activities       0               (8)
                                                               =======          =======
Cash Flows from financing Activities:
     Repayment of bank overdraft                                    7                0
     Repayment of secured loan                                     (4)               0
     Net Borrowings Under Bank Import Loans                      (626)               8
                                                               -------          -------
          Net Cash (Used in) Provided by Financing Activities    (623)               8
                                                               =======          =======
Net Increase in Cash                                            4,842            2,548
                                                               =======          =======
Cash, Beginning of Period                                      17,808           20,543
                                                               -------          -------
Cash, End of Period                                           $22,650          $23,091
                                                               =======          =======




        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Results of Operation

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997

Revenues

     Revenues increased by $1,225,000 or 12% to $11,372,000 for the three months ended June 30, 1998 from $10,147,000 for the corresponding period of the prior year. The increase in revenue reflects the continuous effort of management in developing the market in the People's Republic of China.

Cost of Sales

     Cost of sales as a percentage of revenue was 43.1% for the three months ended June 30, 1998. This compares with 39.3% for the three months ended June 30, 1997. This increase in cost of sales as a percentage of revenue reflects higher costs as a result of inflation.

Depreciation of Fixed Assets and Amortization of Land Lease Rights

     Depreciation and amortization expenses increased by $1,107,000 or 5,535% to $1,127,000 for the three months ended June 30, 1998 from $20,000 for the corresponding period of the prior year. This increase resulted from the acquisition of the land lease rights on property located north of Beijing which is amortized over the lease period of 40 years.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $131,000 or 76% to $303,000 for the three months ended June 30, 1998 from $ 172,000 for the corresponding period of the prior year. This increase represented additional professional expenses incurred in bringing the Company's filings current and a general increase in salaries.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 29,000, or 53.7% to $25,000 for the three months ended June 30, 1998 from $54,000 for the corresponding period of the prior year. This decrease resulted from a reduction in bank import loans of the Company.

Minority Interest in Operations of Consolidated Subsidiary

     Minority interest in operations of consolidated subsidiary were $537,000 and $0 for the three months ended June 30, 1998 and 1997, respectively. The increase from 1997 to 1998 is due to the amortization of the land lease rights.

Income Taxes

     Income taxes for the three months ended June 30 , 1998 were $463,000 or 8.3% of pretax income. This compares with $495,000 or 8.36% of pretax income for the corresponding period of the prior year.

Net Income

     Net income decreased by $326,000 or 6.0% to $ 5,093,000 for the three months ended June 30, 1998 from $5,419,000 for the corresponding period of the prior year. This decrease resulted from both higher cost of sales and the amortization charge for the period.

Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997

Revenues

     Revenues increased by $6,769,000 or 49.7% to $20,378,000 for the six months ended June 30, 1998 from $ 13,609,000 for the corresponding period of the prior year. The increase represents the delay in completion of two turnkey projects originally scheduled for completion in 1997, but completed and booked in 1998 and the continuous effort of management in developing the market in the People's Republic of China.

Cost of Sales

     Cost of sales as a percentage of revenue was 43.3% for the six months ended June 30, 1998. This compares with 40.4% for the six months ended June 30, 1997. This increase in cost of sales as a percentage of revenue reflects higher costs as a result of inflation.

Depreciation of Fixed Assets and Amortization of Land Lease Rights

     Depreciation and amortization expenses increased by $ 2,187,000 or 6,075% to $2,223,000 for the six months ended June 30, 1998 from $36,000 for the corresponding period of the prior year. This increase resulted from the acquisition of the land lease rights on property located north of Beijing which is amortized over the lease period of 40 years.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $167,000 or 35% to $642,000 for the six months ended June 30, 1998 from $475,000 for the corresponding period of the prior year. This increase represented additional professional expenses incurred in bringing the Company's filings current and a general increase in salaries.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense decreased by $39,000, or 44.8% to $48,000 for the six months ended June 30, 1998 from $87,000 for the corresponding period of the prior year. This decrease resulted from a reduction in bank import loans of the Company.

Minority Interest in Operations of Consolidated Subsidiary

     Minority interest in operations of consolidated subsidiary were $1,185,000 and $0 for the six months ended June 30, 1998 and 1997, respectively. The increase from 1997 to 1998 is due to the amortization of the land lease rights.

Income Taxes

     Income taxes for the six months ended June 30 , 1998 were $999,000 or 10.2% of pretax income. This compares with $ 649,000 or 9.0% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $2,227,000 or 33.74% to $8,827,000 for the six months ended June 30, 1998 from $6,600,000 for the corresponding period of the prior year. This increase resulted from a general increase in sales.

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $23,542,000 including a cash balance of $22,650,000. This compares to working capital of $17,851,000 and a cash balance of $17,808,000 at December 31, 1997.

     Net cash provided by operating activities increased to $5,465,000 for the six months ended June 30, 1998 from $2,542,000 for the corresponding period of the prior year. This increase resulted from changes in non-cash working capital which were partially offset by increased earnings. For the six months ended June 30, 1998, the change in non-cash working capital was $(4,400,000). This compares with $(5,631,000) for the six months ended June 30, 1997.

     The Company's business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth, while the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. However, because of the start up of the agrogenetic operation and the cash required to begin the operation, the Company may seek additional equity or debt financing during the next twelve (12) months.

Year 2000 Disclosure

     In the opinion of management, the Company does not believe that year 2000 issues will have a material impact on the Company's business results of operations or financial condition.

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



                                           CHINA CONTINENTAL, INC.

Date September 14, 1998                    /s/ Harry H.H. Ho
                                           -------------------------------------
                                           Harry H.H. Ho
                                           Chairman and Chief Executive Officer


Date September 14, 1998                    /s/ Eric Ng
                                           -------------------------------------
                                           Eric Ng
                                           Chief Financial Officer and Secretary