Form 10-Q
period 1998-09-30
CHINA CONTINENTAL INC /UT/
filed 1998-11-04
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ______________ to _______________.


                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Utah                                             87-0431063
-------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
Identification Number)                            or organization)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
 ------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes  X   No
          ---    ---

     As of October 31, 1998, 66,000,000 shares of Common Stock of the issuer were outstanding.

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

         Consolidated Balance Sheets - September 30, 1998
          and December 31, 1998 ...........................................3
         Consolidated Statements of Income and Retained Earnings -
          For the three and nine months ended September 30, 1998
          and 1997.........................................................4

         Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997................................5

         Notes to Unaudited Consolidated Financial Statements..............6

 Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................7

PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K...............................11

 Signatures...............................................................11

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                  Sept. 30,           Dec. 31,
                                                    1998                1997
                                               ----------------    -------------
                                                 (Unaudited)
ASSETS

Current Assets
  Cash and deposits                                $25,436               17,808
  Accounts receivable, net, of provision            13,593                4,699
  Prepayments, deposits and other receivable           776                  647
  Amount due from directors                          5,980                5,100
  Amount due from related companies                  2,854                4,402
                                               ------------
                                                                   -------------
               Total Current Assets                 48,639               32,656
                                               ------------        -------------

Fixed assets                                           402                  450
Land lease rights                                  172,005              175,292
Investments in joint ventures                        8,910                8,910
Other assets                                           903                  903
                                               ============        =============
Total Assets                                       230,859              218,211
                                               ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                       486                  492
  Payables and accruals                              3,696                4,519
  Bank import loans                                    774                1,352
  Secured bank loan                                  1,282                1,288
  Due to related companies                             810               40,708
  Income taxes payable                              11,080                9,511
  Amount due to directors                            1,110                1,110
                                               ------------        -------------
               Total Current Liabilities            19,238               58,980
                                               ------------        -------------

Minority Interest                                   86,672               88,392
                                               ------------        -------------

Stockholders' Equity
  Share capital                                         66                   26
  Contributed surplus                               41,683                1,723
  Retained earnings                                 83,200               69,090
                                               ------------        -------------
Total Stockholders' Equity                         124,949               70,839
                                               ------------        -------------
Total Liabilities and Stockholders' Equity         230,859              218,211
                                               ============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (Stated in '000 United States Dollars)
                                   (unaudited)


                                                Three Months Ended                       Nine Months Ended
                                        ------------------------------------    ------------------------------------
                                                   September 30,                           September 30,
                                             1998                 1997                1998                1997
                                        ---------------     ----------------    ----------------    ----------------

Revenues
Sale of turnkey projects                     $ 10,971              $ 9,250             $29,339             $21,154
Sale of raw materials                             654                  635               2,664               2,340
Cost of sales                                  (4,882)              (3,893)            (13,706)             (9,387)
                                        ---------------     ----------------    ----------------    ----------------
Gross Profit                                    6,743                5,992              18,297              14,107
Depreciation and amortization of
fixed assets                                   (1,112)                 (20)             (3,335)                (56)
Selling and administrative expenses              (287)                (174)               (929)               (649)
Provision for bad debt                              0                                        0                 289
Financial income (expenses)                       (28)                 (54)                (76)               (141)
 ........net
Other income (expenses) net                         0                    0                   0               (614)
Share of income (losses) of                         0                    0                   0                  57
consolidated subsidiary
Minority interest in operations of                537                    0               1,722                   0
consolidated subsidiary                 ---------------     ----------------    ----------------    ----------------
Income before income taxes                      5,853                5,744              15,679              12,993
Income taxes                                     (570)                (480)             (1,569)             (1,129)
                                        ---------------     ----------------    ----------------    ----------------
Net Income                                      5,283                5,264              14,110              11,864
                                        ===============     ================    ================    ================
Earnings per share-basic and diluted            $0.08                $0.20               $0.24               $0.45
                                        ===============     ================    ================    ================
Weighted Average common and
equivalent shares outstanding - basic
and diluted                                66,000,000           26,000,000          59,959,484          26,000,000
                                        ===============     ================    ================    ================


       The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (unaudited)


                                                                                   Nine Months Ended
                                                                            -------------------------------
                                                                                      September 30,
                                                                                1998               1997
                                                                            ------------        -----------


Cash Flows From Operating Activities:
Net Income                                                                      $14,110           $11,864
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
     Depreciation                                                                 3,335                56
Minority interest                                                                (1,722)                0
Provision for doubtful debts and diminution in value of investments and                               522
associated companies
     Share of (Profit) Loss in Joint Venture                                          0               (57)
     Changes in Non-Cash Working Capital                                         (7,505)             (392)
                                                                            ------------    --------------

          Net Cash Provided by Operating  Activities                              8,218            11,993
                                                                            ============    ==============

Investment Activities:
     Payment for Acquisition of Equipment                                             0                (8)
                                                                            ------------    --------------
Net cash Provided by (Used in) Investing Activities                                   0                (8)
                                                                            ============    ==============

Financing Activities:
     Repayment of bank overdraft                                                     (6)                0
Repayment of secured loan                                                            (6)                0
Net borrowings (repayments) under bank import loans                                (578)               60
                                                                            ------------    --------------
Net Cash Provided by (Used in) Financing Activities                                (590)               60
                                                                            ============    ==============

Net Increase (decrease) in Cash                                                   7,628            12,045
Cash, Beginning of Period                                                        17,808            20,543
                                                                            ------------    --------------

Cash, End of Period                                                              25,436            32,588
                                                                            ============    ==============




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This release contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission in general economic conditions and changes in the assumptions used in making such forward looking statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997

Revenues

     Revenues increased by $1,740,000 or 17.6% to $11,625,000 for the three months ended September 30, 1998 from $9,885,000 for the corresponding period of the prior year. The increase in revenue reflects the continuous effort of management in developing the market in the People's Republic of China.

Cost of Sales

     Cost of sales as a percentage of revenue was 42% for the three months ended September 30, 1998. This compares with 40% for the three months ended September 30, 1997. This increase in cost of sales as a percentage of revenue reflects higher costs as a result of inflation.

Depreciation of Fixed Assets and Amortization of Land Lease Rights

     Depreciation and amortization expenses increased by $1,092,000 or 5,460% to $1,112,000 for the three months ended September 30, 1998 from $20,000 for the corresponding period of the prior year. This increase resulted from the acquisition of the land lease right on property located north of Beijing which is being amortized over the lease period of 40 years.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $113,000 or 65% to $287,000 for the three months ended September 30, 1998 from $174,000 for the corresponding period for the prior year. This increase represented additional professional expenses incurred in bringing the Company's filings current and a general increase in salaries.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense decreased by $26,000 or 48% to $28,000 for the three months ended September 30, 1998 from $54,000 for the corresponding period of the prior year. This decrease resulted from a reduction in bank import loans by the Company and a decrease in the effective interest rate.

Minority Interest in Operations of Consolidated Subsidiary

     Minority interest in operations of consolidated subsidiary were $537,000 and $0 for the three months ended September 30, 1998 and 1997, respectively. This increase from 1997 to 1998 is due to the amortization of the land lease rights.

Income Taxes

     Income taxes for the three months ended September 30, 1998 were $570,000 or 9.7% of pretax income. This compares with $480,000 or 8.3% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $19,000 or 0.3% to $5,283,000 for the three months ended September 30, 1998 from $5,264,000 for the corresponding period of the prior year. This increase reflects the increase in operating income which was partially off-set by the increase in the amortization charge.

Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997

Revenues

     Revenues increased by $8,564,000 or 26.5% to $32,003,000 for the nine months ended September 30, 1998 from $23,439,000 for the corresponding period of the prior year. The increase in revenue reflects the continuous effort of management in developing the market in the People's Republic of China.

Cost of Sales

     Cost of sales as a percentage of revenue was 42.8% for the nine months ended September 30, 1998. This compares with 40% for the three months ended September 30, 1997. This increase in cost of sales as a percentage of revenue reflects higher costs as a result of inflation.

Depreciation of Fixed Assets and Amortization of Land Lease Rights

     Depreciation and amortization expenses increased by $3,297,000 or 5,755% to $3,335,000 for the nine months ended September 30, 1998 from $56,000 for the corresponding period of the prior year. This increase resulted from the acquisition of the land lease right on property located north of Beijing which is being amortized over the lease period of 40 years.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $280,000 or 43% to $929,000 for the nine months ended September 30, 1998 from $649,000 for the corresponding period for the prior year. This increase represented additional professional expenses incurred in bringing the Company's filings current and a general increase in salaries.

Financial Income / (Expense), net

     Financial income (expense), net is interest owed on cash and cash equivalents, less interest expense. Net financial expense decreased by $65,000 or 46% to $76,000 for the nine months ended September 30, 1998 from $141,000 for the corresponding period of the prior year. This decrease resulted from a reduction in bank import loans of the Company and a decrease in the effective interest rate.

Minority Interest

     Minority interest in operations of consolidated subsidiary were $1,722,000 and $0 for the nine months ended September 30, 1998 and 1997, respectively. This increase from 1997 to 1998 is due to the amortization of the land lease rights.

Income Taxes

     Income taxes for the nine months ended September 30, 1998 were $1,569,000 or 10% of pretax income. This compares with $1,129,000 or 8.7% of pretax income for the corresponding period of the prior year.

Net Income

     Net income increased by $2,246,000 or 18.9% to $14,110,000 for the nine months ended September 30, 1998 from $11,864,000 for the corresponding period of the prior year. This increase was due to an increase in sale which has been partially offset by higher costs and amortization of the agricultural lease.

Liquidity and Capital Resources

     At September 30, 1998, the Company had a working capital of $29,400,000, including a cash balance of $25,436,000. This compares to a working capital deficit of $26,324,000 and a cash balance of $17,808,000 at December 31, 1997.

     Net cash provided by operating activities decreased to $8,218,000 from $20,164,000 for the nine months ended September 30, 1998 from $11,993,000 for the corresponding period of the prior year. This decrease resulted from changes in non-cash working capital and minority interests which was partially offset by increased earnings and depreciation/amortization. For the nine months ended
September 30, 1998, the change in non-cash working capital was $(7,505,000). This compares with $(392,000) for the nine months ended September 30, 1997.

     Net cash provided by financing activities increased to $590 for the nine months ended September 30, 1998 from $60 provided by financing activities for the corresponding period for the prior year. The change resulted from repayment of borrowings as opposed to an increase in borrowings.

     The Company's business has historically not been capital intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth, while the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. However, because of startup of the agrogenetic operation and the cash required to begin the operation, the Company may seek additional equity or debt financing during the next twelve (12) months.

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



                                          CHINA CONTINENTAL, INC.


Date: November 3, 1998                    /s/ Harry H.H. Ho
                                          --------------------------------------
                                          Harry H.H. Ho
                                          Chairman and Chief Executive Officer


Date: November 3, 1998                    /s/ Eric Ng
                                          --------------------------------------
                                          Eric Ng
                                          Chief Financial Officer and Secretary