Form 10-Q
period 1999-03-31
CHINA CONTINENTAL INC /UT/
filed 1999-09-30
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                          87-0431063
- ---------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2542-2612
                           --------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of September 30, 1999, 69,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                         Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - March 31, 1999
            (unaudited) and December 31, 1998 (audited)                      3

            Unaudited Consolidated Statements of Income - For the
            three months ended March 31, 1999 and 1998                       4

            Unaudited Consolidated Statements of Cash Flows-
            For the three months ended March 31, 1999 and 1998               5

            Notes to Unaudited Consolidated Financial Statements             6

   Item 2.  Management Discussion and Analysis of Financial Condition and
            Results of Operations                                            7

PART II - OTHER INFORMATION

            Signatures                                                       9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                   (unaudited)

                                                        March 31,       Dec. 31,
                                                         1999            1998
                                                      (unaudited)      (audited)
ASSETS
Current Assets
  Cash and deposits                                      41,509          35,668
  Accounts receivable, net of provision                   8,315           9,290
  Prepayments, deposits and other receivable                613             613
  Amount due from related companies                       4,316           4,316
                                                       --------        ---------
  Total Current Assets                                   54,753          49,887
                                                       --------        ---------
Fixed Assets                                                381             407
Investment in joint ventures                              8,596           8,596
Land lease rights                                       169,814         170,910
Amount due from directors                                 5,239           5,239
Other assets                                                645             645
                                                       --------        ---------
Total Assets                                            239,428         235,684
                                                       ========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                            512             501
  Payable and accruals                                    3,556           3,736
  Bank import loans                                         513             463
  Secured bank loan                                          15              15
  Due to related companies                                  644             644
  Income taxes payable                                   13,020          12,450
  Amounts due to directors                                1,687           1,378
                                                       --------        ---------
  Total current liabilities                              19,947          19,187
                                                       --------        ---------
Long-term liabilities                                     1,262           1,262
                                                       --------        ---------
Total Liabilities                                        21,209          20,449
                                                       --------        ---------
Minority interest                                        85,740          86,277
Stockholders' Equity
  Share capital                                              69              69
  Contributed surplus                                    45,273          45,273
  Retained earnings                                      87,137          83,616
                                                       --------        ---------
Total Stockholders' Equity                              132,479         128,958
                                                       --------        ---------
Total Liabilities and Stockholders' Equity              239,428         235,684
                                                       ========        =========

   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                   1999                    1998
                                                  ------                  ------
Revenues
Sales of turnkey projects                         7,870                   7,868
Sales of raw materials                              380                   1,138
                                                 -------                 -------
Total Sales                                       8,250                   9,006
Cost of Sales                                    (3,253)                 (3,926
                                                 -------                 -------
Gross Profit                                      4,997                   5,080
Depreciation and amortization                    (1,122)                 (1,096)
Selling and administrative expenses                (302)                   (339)
Financial income (expenses), net                    (19)                    (23)
                                                 -------                 -------
Income before income taxes                        4,091                   4,270
Income taxes                                       (570)                   (536)
                                                 -------                 -------
Income before minority interest                   2,984                   3,086
Loss allocated to minority interest in operation
of consolidated subsidiary                          537                     648
                                                 -------                 -------
Net income                                        3,521                   3,734
                                                 =======                 =======
Earnings per share                                 0.05                    0.08
                                                 =======                 =======
Weighted average common and
equivalent shares outstanding                69,000,000              47,777,777
                                             ===========            ============


   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                                 1999       1998
                                                                ------     ------

Cash Flow From Operating Activities:
Net Income                                                      3,521     3,734
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                               1,122     1,096
Loss allocated to minority interest in operation
of consolidated subsidiary

     Changes in non-cash working capital                        1,674    (1,126)
                                                               -------   -------
          Net cash provided by operating activities             5,780     3,056
                                                               -------   -------
Financing Activities:
     Advances of bank overdrafts                                   11        11
     Repayment of bank loan                                         0       (2)
     Net borrowings (repayments) under bank import loans           50   (1,352)
                                                               -------   -------
          Net cash provided by (used in) financing activities      61   (1,343)
                                                               -------   -------
Net Increase in Cash and bank balance                           5,841     1,713
Cash and bank balances, Beginning of Period                    35,668    17,808
                                                               -------   -------
Cash and bank balances, End of Period                          41,509    19,521
                                                               =======   =======


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-K for the fiscal year ended December 31, 1998.

Note 2 -- Foreign Currency Conversion

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

Revenues

     Revenues decreased by $756,000 or 8.39% to $8,250,000 for the three months ended March 31, 1998 from $9,006,000 for the corresponding period of the prior year. The decrease can mainly be accounted for by the decrease in the sale of raw materials. Management is currently shifting the emphasis from the sale of raw materials to the sale of turnkey projects as it believes that resources of the Company can best be utilized by concentrating on the marketing and sale of turnkey projects. The sales of turnkey projects remained fairly constant during each period.

Cost of Sales

     The cost of sales of turnkey projects includes cost of machinery purchased and salaries and wages paid to engineers and consultants. The cost of sales as a percent of revenues was 36.5% for the three months ended March 31, 1999 compared to 36.6% in prior period. The decrease in cost of sales can mainly be accounted for by the decrease in the sale of raw material

Depreciation and Amortization

     Depreciation and amortization expenses increased by $ 26,000 or 2.37% to $1,122,000 for the three months ended March 31, 1999 from $1,096,000 for the corresponding period of the prior year. The depreciation and amortization charge remained relatively constant for each period.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $ 37,000 or 10.9% to $ 302,000 for the three months ended March 31, 1999 from $ 339,000 for the corresponding period of the prior year. The decrease is attributable to the decrease in the sales of raw materials.

Financial Income (Expense), net

     Financial income (expense), net is primarily interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 4,000, or 17.30% to $19,000 for the three months ended March 31, 1999 from $23,000 for the corresponding period of the prior year. This decrease resulted from decreased bank borrowings.

Income Taxes

     Income  taxes for the three  months  ended March 31, 1999 were  $570,000 or
16.0 % of pretax income. This compares with $ 536,000 or 14.80% of pretax income for the corresponding period of the prior period.

Net Income

     Net income decreased by $213,000 or 5.70% to $ 3,521,000 for the three months ended March 31, 1999 from $3,734,000 for the corresponding period of the prior year. This decrease can mainly be accounted for by the decrease in the sale of raw materials.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $34,806,000 including a cash balance of $41,509,000 This compares to working capital of $30,700,000 and a cash balance of $35,668,000 at March 31, 1997.

     Net cash provided by operating activities increased to $5,780,000 for the three months ended March 31, 1999 from $3,056,000 for the corresponding period of the prior year. This increase resulted from the decrease in the accounts receivable.

     The Company business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          1.27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

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