Form 10-Q
period 1999-06-30
CHINA CONTINENTAL INC /UT/
filed 1999-09-30
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
             (Exact name of registrant as specified in its charter)


             Utah                                          87-0431063
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2542-2612
                          ----------------------------
                           (Issuer's telephone number)

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

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - June 30, 1999 (unaudited)
            and December 31, 1998 (audited)                                  3

            Unaudited Consolidated Statements of Income - For the
            three months and six months ended June 30, 1999 and 1998         4

            Unaudited Consolidated Statements of Cash Flows- For the
            six months ended June 30, 1999 and 1998                          5

            Notes to Unaudited Consolidated Financial Statements             6

   Item 2.  Management Discussion and Analysis of Financial Condition and
            Results of Operations                                            7

PART II - OTHER INFORMATION

             Signatures                                                     10

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                   (unaudited)
                                                       June 30,        Dec. 31,
                                                         1999           1998
                                                      -----------   ------------
                                                      (unaudited)     (audited)
ASSETS
Current Assets
  Cash and deposits                                     45,430          35,668
  Accounts receivable, net of provision                 11,415           9,290
  Prepayments, deposits and other receivable               618             613
  Amount due from related companies                      4,428           4,316
                                                      --------        --------
  Total Current Assets                                  61,891          49,887
                                                      --------        --------
Fixed Assets                                               355             407
Land lease rightS                                      168,718         170,910
Investment in joint ventures                             8,596           8,596
Amount due from directors                                5,205           5,239
Other assets                                               645             645
                                                      --------        --------
Total Assets                                           245,410         235,684
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                           320             501
  Payable and accruals                                   3,728           3,736
  Bank import loans                                        478             463
  Secured bank loan                                         15              15
  Due to related companies                                 632             644
  Income taxes payable                                  13,835          12,450
  Amounts due to directors                               2,447           1,378
                                                      --------        --------
  Total current liabilities                             21,455          19,187
                                                      --------        --------
Long-term liabilities                                    1,262           1,262
Total Liabilities                                       22,717          20,449
                                                      --------        --------
Minority interest                                       85,203          86,277
Stockholders' Equity
  Share capital                                             69              69
  Contributed surplus                                   45,273          45,273
  Retained earnings                                     92,148          83,616
                                                      --------        --------
Total Stockholders' Equity                             137,490         128,958
                                                      --------        --------
Total Liabilities and Stockholders' Equity             245,410         235,684
                                                      ========        ========

   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                        June 30,                   June 30,

                                    1999        1998         1999         1998
                                    ----        ----         ----         ----
Revenues
Sales of turnkey projects          10,700      10,500       18,570      18,368
Sales of raw materials                375         872          755       2,010
                                   -------    --------     --------    --------
Total Sales                        11,075      11,372       19,325      20,378
Cost of Sales                      (4,294)     (4,898)      (7,547)     (8,824)
                                   --------   --------     --------    --------
Gross Profit                        6,781       6,474       11,778      11,554
Depreciation and amortization      (1,122)     (1,127)      (2,244)     (2,223)
Selling and administrative
expenses                             (350)       (303)        (652)       (642)
Financial income (expenses), net      (20)        (25)         (39)        (48)
                                   --------   --------     --------    --------
Income before income taxes           5,289      5,019        8,843       8,641
Income taxes                          (815)      (463)      (1,385)       (999)
Loss allocated to minority interest
in operations of Consolidated
subsidiary                             537        537        1,074       1,185
                                   --------   --------     --------    --------
Net income                           5,011      5,093        8,532       8,827
                                   ========   ========     ========    ========
Earnings per share                   0.073       0.08         0.12        0.16
                                   ========   ========     ========    ========
Weighted average common
and equivalent shares
outstanding                     69,000,000 66,000,000   69,000,000  56,939,227
                                ========== ==========   ==========  ==========



   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)

                                                         Six Months Ended June, 30
                                                         -------------------------
                                                            1999            1998
                                                           ------          ------

Cash Flow From Operating Activities:
Net Income                                                 8,532          8,827
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and amortization                         2,244          2,223
     Loss allocated to minority Interest                  (1,074)        (1,185)
     Changes in Non-Cash Working Capital                     226         (4,400)
                                                         --------       --------
          Net Cash Provided by Operating Activities        9,928          5,465
                                                         --------       --------
Financing Activities:
     Repayment (Advances) of bank overdraft                (181)              7
     Repayment of bank loan                                   0              (4)
     Net Borrowings (Repayment) Under Bank Import Loans      15            (626)
                                                         --------       --------
          Net Cash Used in Financing Activities            (166)           (623)
                                                         --------       --------
Net Increase in Cash                                      9,762           4,842

Cash and bank balance, Beginning of Period               35,668          17,808
                                                         --------       --------
Cash and bank balance, End of Period                     45,430          22,650
                                                         ========       ========

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

Results of Operation

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

Revenues

     Revenues decreased by $297,000 or 2.61% to $11,075,000 for the three months ended June 30, 1999 from $ 11,372,000 for the corresponding period of the prior year. The decrease in revenue can mainly be accounted for by the decrease in sale of raw materials. Management is shifting the emphasis from the sale of raw materials to the sale of turnkey projects as it believes that resources of the Company can best be utilized by concentrating on the marketing and sale of turnkey projects, which historically has had a much higher profit margin.

Cost of Sales

     Cost of sales of turnkey projects includes cost of machinery purchased and salaries and wages paid to engineers and consultants. Cost of sales was 38.77% for the three months ended June 30,1999 compared to 43.07% for the corresponding period of prior year. The decrease in the cost of sales can mainly be accounted for by a decrease, on a percentage basis, in the sales of raw materials, and an increase in the sales of the turnkey projects, which have a higher profit margin.

Depreciation and amortization

     Depreciation and amortization expenses decreased by $5,000 to $ 1,122,000 for the three months ended June 30, 1999 from $1,127,000 for the corresponding period of the prior year. Depreciation and amortization charge remained relatively constant during each period.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $47,000 or 15.5% to $ 350,000 for the three months ended June 30, 1999 from $ 303,000 for the corresponding period of the prior year. This increase represents additional expenses paid to consultants.

Financial Income (Expense), net

     Financial income (expense), net is primarily interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 5,000, or 20% to $20,000 for the three months ended June 30, 1999 from $25,000 for the corresponding period of the prior year. This decrease resulted from a decrease in bank borrowings.

Income Taxes

     Income taxes for the three months ended June 30 1999 were $815,000 or 15.4% of pretax income. This compares with $ 463,000 or 9.2% of pretax income for the corresponding period of the prior year. The increase in percentage resulted because there was an under provision of income tax of approximately $330,000 in the corresponding period of the prior year.

Net Income

     Net income decreased by $82,000 or 1.6% to $ 5,011,000 for the three months ended June 30, 1999 from $5,093,000 for the corresponding period of the prior year. This minor decrease in income resulted from the decrease in sales of raw material in the more profitable turnkey projects and an increase in the provision for income taxes.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

Revenues

     Revenues decreased by $1,053,000 or 5.16% to $19,325,000 for the six months ended June 30, 1999 from $ 20,378,000 for the corresponding period of the prior year. The decrease in revenue can mainly be accounted for by a decrease in the sale of raw materials. Management is shifting the emphasis from the sale of raw materials to the sale of turnkey projects as it believes that resources of the Company can best be utilized by concentrating on the marketing and sale of turnkey projects, which historically have had a much higher profit margin.

Cost of Sales

     Cost of sales of turnkey projects includes cost of machinery purchased and salaries and wages paid to engineers and consultants. Cost of sale of turnkey projects as a percentage of turnkey revenues was 39.0% for the six months ended June 30,1999 compared to 43.3% for the corresponding period of prior year. The decrease in the cost of sales can mainly be accounted for by the decrease in the sales of raw materials, which have a lower gross profit margin than the margin on turnkey projects.

Depreciation and amortization

     Depreciation and amortization expenses increased by $ 21,000 to $ 2,244,000 for the six months ended June 30, 1999 from $2,223,000 for the corresponding period of the prior year. Depreciation and amortization charge remained relatively constant during each period.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $ 10,000 or 1.55% to $ 652,000 for the six months ended June 30, 1999 from $ 642,000 for the corresponding period of the prior year. This represented additional expenses paid to consultants.

Financial Income (Expense), net

     Financial income (expense), net is primarily interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 9,000, or 18.75% to $39,000 for the six months ended June 30, 1999 from $48,000 for the corresponding period of the prior year. This decrease resulted from a decrease in bank borrowings.

Income Taxes

     Income taxes for the six months ended June 30 1999 were $1,385,000 or 13.96% of pretax income. This compares with $ 999,000 or 10.16% of pretax income for the corresponding period of the prior year. The increase in percentage resulted because of an under provision of income tax of approximately $330,000 for the corresponding period of the prior year.

Net Income

     Net income decreased by $295,000 or 3.34% to $ 8,532,000 for the six months ended June 30, 1999 from $8,827,000 for the corresponding period of the prior year. This decrease resulted from a decrease in the sale of raw materials.

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of $45,641,000 including a cash balance of $45,430,000 This compares to a working capital of $35,939,000 and a cash balance of $ 35,668,000 at December 31 1999.

     Net cash provided by operating activities increased to $9,928,000 for the six months ended June 30, 1999 from $5,465,000 for the corresponding period of the prior year. This increase resulted from the decrease in the amount due to from related companies and the decrease in the creditors and accruals.

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