Form 10-K
period 1998-12-31
CHINA CONTINENTAL INC /UT/
filed 1999-10-01
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                         87-0431063
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

  1801-1806 Hua Qin International Building, 340 Queen's Road Central, Hong Kong
  -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant Telephone Number, Included Area Code: 011-852-2542-2612

Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
           None                                        None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X .
                                                                      ---  ----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

     The issuer revenues for its most recent fiscal year were US$36,788,039.

     At of December 31, 1998, 69,000,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $36,788,039.

DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report. Annual Small Business Disclosure Format: Yes No X

                                TABLE OF CONTENTS

PART I                                                                   Page
                                                                        ------

         ITEM 1.   DESCRIPTION OF BUSINESS.......................          3
         ITEM 2.   DESCRIPTION OF PROPERTIES.....................          7
         ITEM 3.   LEGAL PROCEEDINGS.............................          7
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS...........................          7
PART II

         ITEM 5.   MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS...................          7
         ITEM 6.   SELECTED FINANCIAL DATA.......................          9
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATION.....................................         11
         ITEM 7A   QUANTITATIVE AND QUALIFICATION DISCLOSURE
                   ABOUT MARKET RISK.............................         15
         ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY
                   DATA .........................................         15
         ITEM 9    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE......................         15
PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.....................................         16
         ITEM 11. EXECUTIVE COMPENSATION.........................         16
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT .........................         18
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY
                  TRANSACTION....................................         18
         ITEM 14  YEAR 2000 ISSUES...............................         19

PART IV

         ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTINGS ON FORM 8-K.........................         20

                  SIGNATURES.....................................         21

                  INDEX TO CONSOLIDATED FINANCIAL
                  STATEMENTS.....................................        F-1

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

This Form 10-K  contains  forward  -looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 14 of this Form 10-K.

The Company

     China Continental, Inc. (the "Company" or "CHCL") designs, installs and sells plastic production lines on a turn-key basis, sells machinery and equipment for the manufacture of plastic products and imports and resells raw materials. The major portion of sales are to plastic manufacturers in the People's Republic of China ("PRC" or "China"). The Company has completed over 74 turn-key projects throughout the PRC, varying in size from $300,000 to five million United States dollars. Seven turn-key projects were completed during the year under review with an average size of US$4.5 million. Typically turn-key projects take four to eight months to complete, depending on size and complexity. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. The Company became a US listed public company via a reverse merger in February 1995.

Market and Client Base

     In the 1990's, the Company began to market fully automated production lines to plastic product manufacturers in the PRC on a turn-key basis. The majority of turn-key projects were sold to companies in the PRC.

Business Segments

The Company has three principal business segments:

     Sale of turn-key plastic production lines;
     Importer and reseller of raw materials;
     Operation of a breeding center.

Sale of Turn-key Plastic Production Lines

     In the 1990's, the Group began to market fully automated production lines to plastic product manufacturers in the PRC on a turn-key basis. These turn-key projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. The Company has completed 74 turn-key projects throughout the PRC, varying in size from $300,000 to $5 million. The Company also imports and resells raw materials and machinery and equipment to the plastic manufacturers in the people's republic of China.

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

Principal Suppliers

     The Company acquires its machinery and plastic materials principally from Nippon Polyurethane Industry Co., Ltd., Nihon Unipolymer Co., Ltd., Tomen Corporation, Janson Co., Ltd. Vicson Iron Works Co., Ltd., Cheer Young Machinery Works Co., Ltd., Mintop Development Limited, Wing Lee Hong and K S Plastics Inc.

Employees

     As of December 31, 1998, the Company employed a sales and administrative staff of 14 persons in Hong Kong and a technical staff of approximately 35 persons in the PRC.

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

Economic development in the People's Republic of China ("PRC" or "China")

     Since 1953, the development of the PRC's economy has been characterized by the adoption of the "Five Year Plans". Implementation of the plans is carried out under the supervision of the State Planning Commission, which reports directly to the State Council. The ninth Five Year Plan for national, economic and social development for 1996-2000, along with a ten-year program which extends to 2010, was adopted in 1996, by the Standing Committee of the NPC.

     China's gross domestic product for 1998 grew at 7.8%, when compared with the same period of the previous year Although this growth rate is 1.6% lower than 1997 and 1996, it is still the highest in the world. According to the United Nations forecast, total world Gross Domestic product growth in 1998 will be 2.9% (3.1% for 1997), within which the developed countries will grow at 2.2%, the developing countries at 5.0% and Eastern Europe at 3.0%. China will have the highest growth rate at 7.8%

     The total amount of investment in 1998 reached approximately RMB2,846 billion, a nominal growth rate of 19.6%, representing a real rate of 14.1%, and the rate of investment of approximately 26.6%. The 1998 total investment exceeded RMB3,000 billion for a nominal growth rate of 17.0% and a real growth rate of 14.0% while the rate of investment remains constant at 27.0%. On the whole, the nominal growth rate is lower than the average level of the past years. However, due to the fall in inflation, the real investment growth rate will not fall significantly. The situation where the investment growth rate is higher than GDP growth rate will remain unchanged.

     Fixed assets  investment  growth in 1998 exceeded 14.1 per cent,  down from
15.1 per cent in 1997. The central government has approved 72 large and medium-sized projects totaling a 1.36 trillion yuan investment. Feasibility studies are being conducted for 320 others with a projected investment of 5.34 trillion yuan.

     On the whole, it is believed that China will be able to maintain a favorable combination of a high growth economy with low inflation in 1999.

FUTURE PROSPECT OF THE COMPANY

     In the 1990s, the Company began to market on a turnkey basis fully automated production lines to plastic product manufacturers in the People's Republic of China ("PRC" or "China"). These turnkey projects require the provision of services ranging from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. These businesses have been very rewarding to the Company because of its high margins.

     The company also owns a minority stake in Weifang Great Dragon Chemical Fiber Company Limited which was purchased in April 1997 for a cash consideration of US$8 million. The principal activity of the business is the production of polyester tire cord fabrics and polyester/nylon canvasses. Polyester tire cord fabrics are one of the main components in the manufacture of radial tires. At present, radial tires come as original equipment on most passenger cars and light trucks.

     The recent upheaval of most Asian financial economies has been a critical factor in the decision of the Company to re-examine its historical business and to formulate a corporate discipline that would focus on long-term growth and development.

     In approaching the next millennium, it appears that food production is still the paramount question despite the recent advances of scientific methods in agriculture and animal husbandry. The global demand for food is expected to be critical to continued growth, particularly in developing countries. The Company feels that the challenge of providing food in the next century can only be met through agricultural genetic engineering. Therefore, the goals of the Company are to increase shareholders' value and to be involved in selected emerging high-growth sectors, particularly in the provisions of technologies utilized in agricultural genetics and farming in China.

     The Company has researched and ascertained that there are tremendous opportunities in the agricultural genetics industry in China and it plans to concentrate and expand the Company's resources into this business segment. China is an enormous, undeveloped, emerging market. Its population of 1.4 billion is growing by approximately 15 million annually and needs its daily requirement of food to sustain its growth, peace and prosperity.

     Despite being the most populous nation and being the largest livestock producer in the world, China lacks superior livestock and planting seed genetics technology to sustain its agricultural industry. Unless new emphasis is placed on optimizing the use of land and livestock, economic self-sufficiency will not be achieved.

     The Company believes it has identified a niche by initiating a multi-phase program to enhance agricultural production in China through the provision of agricultural genetics technology to support the Country's increasing demand of food. The strong relationship that the Company enjoys with the Chinese government and certain International partners will provide the Company with strategic access to this development opportunity.

     The Company has embarked on a livestock and genetic engineering joint venture called Chengde Dafeng Agricultural and Animal Company Limited. The joint venture includes the Feng Ning Manchuria Autonomous Region Agriculture Company Limited and China Land Resources Development Bureau. The farm which is the basis of this operation is located in Feng Ning Manchuria Autonomous County of Northern Hebei Province in China.

     The emphasis of the Company is to lead, focus and manage a selected high growth emerging businesses within a specific growing industry group, particularly in the provisions of technologies in agricultural genetics and farming in China, and to generate from these businesses the potential of significant returns. The Company believes opportunities exist for its growth in the business of agricultural genetics and farming in China, particularly in those areas that offer potential proprietary technology development and potential market dominance.

     The Company believes that there are a number of favorable factors that will enable it to achieve its objectives, including:

     The opportunity to lead the market in the agricultural genetics and farming industry in China with the ability to make available the latest techniques and know-how in genetics technology and farming;
     The presence of dedicated management and staff with necessary expertise; The unique location and availability of a significant plot of land; and The strong support from its Chinese and international partners, ensuring that it is in a position to exploit existing and future opportunities in agricultural genetics.

     The Joint Venture project entails the importation of Boer goat embryos through TeMania International Limited ("TMI"), a company based in Christchurch, New Zealand, for implanting into local recipients. Superior genetics from South Africa and New Zealand will be selected and collected for propagation in this project. Once the first generation of offspring from embryo transfer has matured, semen and embryos will be collected from the offspring for propagation and distribution. Embryo transfer is a more economical and efficient way of breeding superior livestock than importing live animals for breeding purposes.

     TMI's involvement as a Technical Adviser will be to assist the Company in establishing and initially managing a feedlot breeding center for Boer goats and crossbred Boer goats, improving the genetic makeup of the domestic Chinese herd through advanced semen extraction, artificial insemination and embryo transplant techniques. TMI's participation will also introduce enhanced farm management practices and technology, including nutritional expertise, animal husbandry techniques and western farming practices proven to maximize efficiency in livestock production and herd management.

     The objectives of this project are to:

     Support the Chinese Government's Grain Conservancy Policy for the development of pasture fed animals such as sheep, goats and cattle as, unlike pigs, they do not compete for grains with humans;
     Produce superior breeding livestock to improve China's expanding livestock population; and
     Provide red meat for a population of 1.4 billion people.

     The project will entail the marketing and sale of thoroughbred Breeding livestock and superior breed semen & embryos to contract breeders and growers. The contract breeders will be coordinated through municipal, provincial and central governments. The Company intends to repurchase the offspring (the Crossbreed) of the artificially bred livestock for feedloting and slaughter in the Company's contract abattoir.

     The project also involves sub-contracting an abattoir that will meet USDA, EU, Japan, China and Halal health requirements, and sub-contracting a meat packing plant equipped with tanning, fabricating and rendering facilities and with the capacity to process approximately 500,000 head of sheep and goats and 40,000 head of cattle yearly. High quality brand products will then be distributed in China and worldwide. The Company will also be involved in the sale of feed, feed additives, minerals, vitamins, veterinary drugs and other related items and the production and sale of milk, skin, hide, wool and cashmere.

     In summary, this project will propagate breeding livestock and, when practicable, the Company will consider, setting up a seed division. The mission of the seed division is to improve China agricultural production through quality genetics. The seed industry is a rapidly developing industry undergoing decentralizing government control and regulations. According to recent studies, China's seed industry is facing pressure to improve yields to feed its increasing human and livestock populations. China imports vegetable seeds, potato seeds, turf seeds, oilseed and fruit seeds for planting and exports rice planting seeds, soybeans, forage seeds, sugar beets and vegetable seeds to over 20 countries. At present, China is not a major world exporter of planting seeds due to the lack of facilities, a distribution system, testing labs, technology and machinery.

     The Company believes that it has identified a niche by providing a program to enhance agricultural production that will significantly improve the standard of living in China, and by providing badly needed agricultural genetics to support the increasing demand of food in China. With the strong relationship with the Chinese and International partners, the Company will have access to this development opportunity and is well positioned to take advantage of existing and future opportunities.

     The Company intends to maximise its substantial cash flow to enhance the values of its venture businesses through effective management, operations and development strategies. The Company believes opportunities exist for its growth in the business of agriculture and farming in China and are confident of the growth of the Company and its rewarding prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company principal administrative, marketing and technical facilities are located in Hong Kong at 1801-1806, Hua Qin International Building, 340 Queen Road Central. These premises are owned by the Company.

     The farm of the Company is located in Chengde Feng Ning Manchuria Autonomous Region, People's Republic of China. The farm is 51 % owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                    PART II


ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's common stock trades on the OTC Electronic Bulletin Board and is quoted under the symbol "CHCL", the following table sets forth the high and low bid price per share for the Company common stock for each quarterly period.

                              1998                          1997
                             ------                        ------
                        High          Low            High           Low
                       ------        -----          ------         -----
First Quarter           1.03          0.50           1.375          0.875
Second Quarter          1.156         0.563          1.0625         0.5625
Third Quarter           0.984         0.516          2.59375        0.5625
Fourth Quarter          1.00          0.50           1.71875        0.875

     The quotation reflects the inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Holders

     As of September 28, 1999 there were approximately 278 holders of record.

Dividends

     Since fiscal 1994, the Company has not declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. SELECTED  FINANCIAL DATA
        (In thousand United States dollars, except per share data)

     The following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company audited consolidated financial statements in the Index to Financial Statements on page F-1 of this report.

                                         Year       Nine       Year        Year        Year
                                         Ended      Months     Ended       Ended      Ended
                                                    Ended
                                         Dec.31,    Dec.31,    Mar.31,     Mar.31,    Mar.31,
                                         1998        1997       1997        1996       1995
                                        ---------  --------   ---------   ---------  ---------

Income Statement Data:
Automatic production lines              $32,806    $18,815     $31,957    $34,897     $30,375
Raw materials                             1,594      1,846       2,782      3,451       2,275
Breeding Center                           2,388          0           0          0           0
Total Sales                              36,788     20,661      34,759     38,348      32,650
Cost of Sale                             14,284      8,335      14,290     15,228      15,639
Gross Profit                             22,504     12,325      20,469     23,120      17,011
Depreciation and amortization            (4,425)       (57)        (80)       (64)        (65)
Selling and  administrative expenses     (2,395)      (510)       (959)    (1,249)     (1,325)
(Provision for) Recovery of doubtful
accounts                                   (681)         0         289     (1,217)       (942)
Financial Income (Expenses), net           (165)       (57)        (55)       (73)          2
Other Income (Expenses), net                360      2,919        (595)    (2,518)        523
Share of income / (losses) of
associated companies                        103        144           0       (235)       (347)
Reorganization expenses                       0          0           0          0      (1,603)
Income before income tax                 15,301     14,763      19,069     17,764      13,254
                                       ----------  ---------   ---------  ---------   ---------
Income taxes                              2,890      1,290       2,635      2,742       1,549
                                       ----------  ---------   ---------  ---------   ---------
Income before minority interest          12,411     13,473      16,434     15,022      11,705
                                       ----------  ---------   ---------  ---------   ---------
Loss allocated to minority interest       2,114          0           0          0           0
                                       ----------  ---------   ---------  ---------   ---------
Income for the year                      14,525     13,473      16,434     15,022      11,705
                                       ----------  ---------   ---------  ---------   ---------
Net income  per share                      0.23       0.52        0.63       0.58        0.45
                                       ----------  ---------   ---------  ---------   ---------
Weighted average shares outstanding      62,569     26,000      26,000     26,000      26,000
                                       ----------  ---------   ---------  ---------   ---------
Balance Sheet Data at period end
Working capital (deficit)                30,699    (31,505)     55,784     (8,048)     19,910
                                       ----------  ---------   ---------  ---------   ---------
Total Assets                            253,684    218,776      73,282     53,773      33,343
                                       ----------  ---------   ---------  ---------   ---------
Long-term Liabilities                     1,261          0           0         21         209
                                       ----------  ---------   ---------  ---------   ---------
Shareholders Equity                     128,958     71,023      57,516     40,713      26,691


     The Company changed its financial year end date to December 31, 1997. The following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company audited consolidated financial statements in the Index to Financial Statements on page F-1 of this report. See also Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation.

                                                    Year ended December 31,
                                              1998          1997            1996
                                            audited       unaudited       unaudited
                                            -------       ---------       ---------

Income Statement Data
Automatic production lines                  $32,806        $21,759         $34,277
Raw materials                                 1,594          2,364           3,276
Breeding Center                               2,388              0               0
Sales                                        36,788         24,123          37,553
Cost of Sale                                 14,284          8,042          14,072
Gross Profit                                 22,504         16,081          23,481
Depreciation and amortization                (4,425)           (73)            (62)
Selling and  administrative expenses         (2,395)          (556)         (1,003)
(Provision for) Recovery of doubtful
accounts                                       (681)           289          (1,217)
Financial Income (Expenses), net               (165)           (91)           (116)
Other Income (Expenses), net                    360          2,304          (2,512)
Share of income / (losses) of
associated companies                            103            201            (220)
Income before income tax                     15,301         18,155          18,351
                                            --------      ---------        ---------
Income taxes                                  2,890          2,683           2,736
                                            --------      ---------        ---------
Income before minority interest              12,411         15,472          15,615
                                            --------      ---------        ---------
Loss allocated to minority interest           2,114              0               0
                                            --------      ---------        ---------
Net income                                   14,525         15,472          15,615
                                            --------      ---------        ---------
Net income per share                           0.23           0.60            0.60
                                            --------      ---------        ---------

Weighted average shares outstanding          62,569         26,000          26,000
                                            --------      ---------        ---------
Balance Sheet Data (At Year End)
Working capital                              30,699        (31,505)         36,372
                                            --------      ---------        ---------
Total Assets                                253,684        218,776          67,593
                                            --------      ---------        ---------
Long-term Liabilities                         1,261              0              20
                                            --------      ---------        ---------
Shareholders Equity                         128,958         71,023          54,372
                                            --------      ---------        ---------

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve months ended December 31,1998 compared to the Twelve months ended December 31,1997

Revenues

     Revenues increased by US$12,665,000 or 52.50% to US$36,788,000 for the twelve months ended December 31, 1998 from US$24,123,000 for the prior year. This increase is principally attributable to an increase in the sale of turn-key projects totaling US$11,000,000 and the sale of the breeding center totaling US$2,388,000 which were partially offset by a decrease in the sale of raw materials. The net increase reflects the continuous demand for the Company's services.

Cost of revenues/sales

     Cost of sales of turn-key projects includes the cost of the machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended December 31, 1998, cost of sales as a percentage of revenue of turn-key projects was 38.82%, an increase of 5.48% from the 34.34% for the prior year. The increase is principally attributable to an increase in the cost of materials..

Depreciation and Amortization

     Depreciation and amortization expense increased by US$4,352,000 or 5,961% to US$4,425,000 for the year ended December 31, 1998 from US$73,000 for the prior year. The increase in depreciation expense is attributable to the acquisition of the farm of which US$175,292,130 is being depreciated over a period of 40 years.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to Company sales representatives and other professionals. Selling and administrative expenses increased by US$1,839,000 or 330.76% to US$2,395,000 for the year ended December 31, 1998 compared to US$556,000 for the prior year. The increase is principally attributable to additional payments to various consultants and because of a higher volume of corporate activity resulting from increased sales.

Provision for doubtful debts

     The provision for doubtful accounts increased by US$970,000 or 235% toUS$681,000 for the year ended December 31, 1998 compared with a recovery of bad debts of US$289,000 for the prior year. The increase resulted from the Company writing off of all receivables which had been outstanding for one year or longer.

Financial Income (Expense) net

     Financial income/(expense) net is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by US$74,000 or 81.32% to US$(165,000) for the year ended December 31, 1998 from US$(91,000) for the prior year. This increase is attributable to increase in borrowing by the Company.

Other income/(expenses)

     Other income/(expenses) decreased by US$1,944,000 to US$360,000 for the year ended December 31, 1998 from US$2,304,000 for the prior year. This decrease is principally attributable to the lack of any gain on disposals of subsidiaries such as the sale of Gain Whole Limited and Megaway Development Limited during the year ended December 31, 1997.

Share of income/(losses) of associated companies

     Other than Weifang Great Dragon Chemical Fibre Company Limited, the associated Companies of the Company are principally operated on an break even basis. The Company has no further obligation to support the associated companies and the losses sustained by them. During 1997, the Company incurred diminution in value from the remaining interest in associated companies which reduced their carrying value to zero. Therefore, no share of post-acquisition losses was provided for during the year ended March 31, 1997. The share of profit of the associated companies represented merely the Company's share of the profit of Weifang Great Dragon Chemical Fiber Company Limited for the year ended December 31, 1998 which totaled US$102,000.

Income taxes

     Income taxes for the year ended December 31,1998 were US$2,890,000 or 18.88% of pretax income. This compares with US$2,683,000 or 14.77% of pretax income for the prior year. The increase principally resulting from a charge back of the income tax provision during the year ended December 31, 1997 which did not occur in 1998 and that certain income derived during the year ended December 31, 1997 was considered as capital gain and therefore not subject to income tax.

Net Income

     Net income decreased by US$947,000 or 6.12% to US$14,525,000 from US$15,472,000 for the year ended December 31, 1997. The decrease can mainly be accounted for by the increase in depreciation and selling expenses which were partially offset by the increase in revenue.

1997 versus 1996
----------------

Revenues

     Revenues decreased by US$13,430,000 or 35.76% to US$24,123,000 for the year ended December 31, 1997 from US$37,553,000 for the prior year. This decrease was principally attributable to a decrease in the sales of turn-key projects. Management is shifting the emphasis from small scale to large scale projects as it believes that the resources of the Company can best be utilized by concentrating on the marketing and sale of large turn-key projects and obtaining economies of scale thereon.

Cost of revenues/sales

     Cost of sales of turn-key projects includes the cost of the machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended December 31, 1997, cost of sales as a percentage of revenue on turn-key projects was 33.34%, representing a decrease of 4.13% from 37.47% for the prior year. The decrease can mainly be attributable to the devaluation of most Asian currencies and a larger rebate obtained from suppliers.

Depreciation of Fixed Assets

     Depreciation expense increased by US$11,000 or 17.74% to US$73,000 for the year ended December 31, 1997 from US$62,000 for the prior year. The increase in depreciation expense is the result of a change in accounting policies whereby buildings are depreciated over the remaining period of the 50 year lease as opposed to the useful life of the building utilized in prior years.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$447,000 or 44.56% to US$556,000 for the year ended December 31, 1997 from US$1,003,000 for the prior year. This decrease was mainly due to management streamlining operational procedures and increased budgetary control. Moreover, the Company minimized its commission expenses by reducing commission to a major customer, China Fujian Foreign Trade Holdings Limited and its auditing expense by approximately US$100,000.

Provision for doubtful debts and diminution in value of investment

     The provision for doubtful debts and diminution in value of investment decreased by US$1,506,000 or 123% to a recovery of US$289,000 for the year ended December 31, 1997 from a provision of US$1,217,000 for the prior year. This decrease is attributable to a tightening of credit procedure and the recovery of US$290,000, which had previously been reserved.

Financial Income (Expense) Net

     Financial income /(expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by US$25,000 or 21.55% to US$(91,000) for the year ended December 31, 1997 from US$(116,000) for the prior year, This decrease is attributable to tighter controls on cash and the curtailing of the bank loans.

Other income/(expenses)

     Other income increased by US$4,816,000 or 191.7% to US$2,304,000 for the year ended December 31, 1997 from US$(2,512,000) for the prior year. This increase is principally attributable to a decrease of US$1,228,000 in write-offs of short- term investments and the capital gain derived from the disposals of the Company's subsidiaries, Gain Whole Limited and Megaway Development Limited.

Share of income/(losses)of associated companies

     The associated Companies of the Company are principally operated on an break even basis. The Company has not further obligation to support the associated companies and the losses sustained by them. During 1997, the Company incurred additional diminution in value from the remaining interest in associated companies which reduced their carrying value to zero. Therefore, no share of post-acquisition losses was provided for the year ended December 31, 1997. The share of the profit of the associated companies represented the Company's share of the profit of Weifang Great Dragon Fiber Company Limited for the year ended December 31, 1997 which totaled US$201,000.

Income taxes

     Income taxes for the year ended December 31, 1997 were US$2,683,000 or 14.77% of pretax income. This compares with US$2,736,000 or 14.9% of pretax income for the prior year. The effective tax rate remained fairly constant throughout the two years under review.

Net income

     Net income decreased by US$143,000 or 0.9% to US$15,472,000 from US$15,615,000 for the year ended December 31, 1996. This decrease is principally attributable to lower revenues which were substantially offset by reduced costs.

Liquidity and capital resources

     At December 31, 1998, the Company had working capital of US$35,938,000, including a cash balance of US$35,668,000. This compares to a deficit of working capital of US$(26,324,000) and a cash balance of US$17,808,000 at December 31, 1997.

     Net cash provided by operating activities increased to US$ 18,751,000 from US$ 10,962,000 for the prior year. The cash provided by operating activities consisted principally of US$14,382,000 of net income, an increase in depreciation expenses, an increase in accounts payable and accrued liabilities, and an increase in income tax payable. These were partially offset by an increase in accounts receivable and the recording of minority interests.

     Net cash used in investing activities totaled US$2,000 for the year ended December 31, 1998 compared to US$ 15,034,000 for the nine months ended December 31, 1997. In both periods the Company had nominal purchase of fixed assets, but in the prior period, the Company used US$52,000,000 to purchase 56.5% of the equity of Wealthy Asia Limited. This was partially offset by the proceeds on disposal of short- term investments.

     Net cash used in financing activities totaled US$(891,000) for the year ended December 31,1998. Net cash provided by financing activities consisted principally of net repayments which were partially offset by advances of bank overdrafts.

     The Company business has historically been capital intensive. In most years internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the next twelve months.

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

a)   Revised Corporate Business

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

c.   Country Risk

     Substantially all of the Company operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include the risks associated with the political, economic and legal environments and foreign currency exchange, among others. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company revenues is denominated in Renminbi, which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

ITEM 7A QUANTITATIVE AND QUALIFICATION DISCLOSURE ABOUT MARKET RISK

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F2 through F-24. An index to such materials appears on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

         Name                       Age                 Title
        ------                     -----            -----------

Harry H.H. Ho                       49       Chairman of the Board and Chief
                                             Executive Officer
Jia Ji Shang                        45       Vice-Chairman of the Board and
                                             Director
Ji Jun Wu                           60       Director
Kim Yong Soh                        49       Director
Tan Sri (Dr.) M. Ghazali Shafie     61       Senior Advisor
Dr. Li Yan                          44       Director
Chan Kwai Chiu                      41       Director
Eric Ng                             39       Secretary/Treasurer/Chief Financial
                                             Officer and Director
Ian Macdonald                       45       Advisor

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its chief executive officers and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal years ended December 31,1998.

  Name of Individuals        Year         Salary           Bonus         Others
 ---------------------      ------       --------         -------       --------

  Chan Kwai Chiu               1997      155,870          12,990         129,366

                     Apr. 1,1997 to
                       Dec.31, 1997      116,900           9,742

                               1998      108,000               0


  Wong Yuen Ki                 1997      138,000          11,500         155,819

                     Apr. 1,1997 to
                       Dec.31, 1997      103,500           8,625

                               1998            0               0

     No cash compensation was paid or accrued by the Company in excess of $100,000 for any other executive officer. The Company does not provide retirement, pension, profit sharing or similar benefit programs or plans to its officers. The Company does not pay fees or other compensation to its directors for attending meetings or special assignments.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company executive officers are as follows:

     Mr. Harry H. H. Ho, is the Chairman and the Managing Director of the Company. He holds a degree in business studies from the Nanyang University of Singapore and a master degree in business administration from East Asia University of Macau. He has in excess of 10 years of commercial experience in international trade, particularly in food products. In 1989 he established the Megaway Group whose business activities include food, shipping and financing services. In the same year, he established Hua Tuo Guan in Singapore to offer franchise services in Chinese medical and health food. Since 1990, Mr. Ho has been involved in China Trade and has been involved in takeovers and restructuring of a number of Chinese enterprises.

     Mr. Jia Ji Shang is the Vice -Chairman and a Director of the Company. He holds a degree in engineering from the Central Broadcast Television University of the People's Republic of China. He has in excess of 16 years of commercial experience and is closely associated with the high ranking officials in the People's Republic of China.

     Mr. Ji Jun Wu, is a Director of the Company and is the President of China operation of the Megaway Group. He has in excess of 40 years of commercial experience. Since the establishing of the open economy by the PRC in 1980 he has been instrumental in the establishment of more than ten foreign investments and joint ventures in the PRC, including such international companies as Motorola, NEC, IBM, AT&T, Samsung and Yamaha. In addition, he has served as an official Chinese representative. Because of his work and achievements, he was honored by the City of Houston, Texas, USA as an honorable citizen.

     Mr. Kim Yong SOH is a non executive director of the Company. He holds an honors degree in system and engineering from Nanyang University of Singapore and a master degree in system and engineering from the University of Singapore. He has in excess of ten years of commercial experience, working with international companies such as Siemens, SGS Thomson, Deltron Automatics Systems and Texas Instruments National Semiconductors. In 1992 he established Right Holdings Limited in Singapore, a company engaged in property development, building construction, tourism, electronic components and general investments.

     Tan Sri (Dr.) M. Ghazali SHAFIE is a former minister in the government of Malaysia. He is the Senior Advisor of the Company. He was the Chairman of Rolls-Royce Southeast Asia Advisory Board from 1987-1990, a consultant to the World Bank Economic Development Institute (EDI), and the Chairman of Commonwealth Obaerver Group for Bangladesh Parliamentary Elections. At present, he is a Senior Consultant to the United Nations Centre on Transnational Cooperation (UNCTC).

     Dr. Li Yan, graduated from Massachusetts Institute of Technology, with a degree in Biochemistry and is the Technical Director of the Company. She is responsible for research and development of technologies in agricultural genetics. She has in excess of 10 years of experience in the research and development of agricultural genetics and has received honors for outstanding achievements for her research works.

     Mr. Chan Kwai Chiu is a director of the Company. Mr. Chan has in excess of 16 years experience in the plastic products industry, including 10 years experience in the design, installation and management of plastic related production lines. His high level relationships with government planning agencies commissioned for free enterprise projects in China at the provincial level, and with the authorities of the "city" level planning agencies, have contributed significantly to the business of the Company.

     Mr. Eric Ng joined the Company in 1992 as Chief Financial Officer and Secretary of the Company and is responsible for the financial strategy of the Company. Prior to joining the Company he was a manager at KPMG Peat Marwick Hong Kong, a member of the Chartered Association of Certified Accountants and a manager of Dynamic Holdings Limited (a listed company in Hong Kong). During his tenure at KPMG Peat Marwick, he was responsible for numerous merger and acquisitions of listed companies in Hong Kong. He has in excess of 10 years experience in auditing, finance and administration.

     Mr. Ian Macdonald is a Technical Adviser to the Company. He is a recognized international authority on goat, deer and sheep reproduction with in excess of 15 years of experience in the Advanced Animal Breeding and Genetics fields. Through his company in New Zealand, he is engaged in custom semen and embryo collection services to augment client merchandising abilities both domestically and internationally. In the early 1980's, when goat semen and embryo collection technology was in its infancy, Ian Macdonald was in charge of training in excess of 300 Artificial Insemination technicians specifically for goat reproduction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 20, 1999 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company Common Stock.


                                               Amount and Nature of
                                               Beneficial Ownership
Name and Address (1) of Beneficial Owner       Shares                  Percentage of Class
----------------------------------------      -----------------------  --------------------

Chan Kwai Chiu                                   9,100,000                13.18%
Charter Score Development Limited                1,000,000                 1.45%
Land Cheer Investment Limited                    2,600,000                 3.77%
Allington International Inc.                    18,190,000                26.36%
All officers and directors as a group (one)     30,890,000                44.76%

(1) Address for all persons and entities is 1801-1806 Hua Qin International Building, 340 Queen Road Central, Hong Kong.

ITEM.13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company amounts due from/(to) directors and related companies owned and/or controlled by a director, Chan Kwai Chiu, are unsecured, interest-free and are repayable on demand.

     In the normal course of business, some of the companies are engaged in the "set-up" of automatic production lines on a turn-key basis for its joint ventures. In addition, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenues from the sales of raw materials to these joint ventures are summarized as follows:

                                Year Ended                         Year Ended
                                March 31,       April 1, 1997 to   December 31,
                                1997            December 31,1997      1998

Sales to joint ventures:
         Raw materials         US$2,548,484      US$1,594,473       US$1,542,354

The unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Company interest in these joint ventures.

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

     On December 23, 1997, Sun's International Holdings Limited acquired a 56.5% interest in Wealthy Asia Limited (WAL) for US$52,000,000 (HK$403,364,486) in cash from Mr. Brian Ko. WAL had simultaneously acquired 100% of Megaway Agriculture Co. Ltd. (Megaway) from Mr. Harry Ho for US$92,000,000 (HK$713,644,828) in cash of US$9,200,000 at closing, with the remainder in the form of a verbal receivable which was subsequently settled through payment of US$ 72,900,000 in cash on December 31, 1997 and receipt of 9,900,000 newly issued shares of China Continental, Inc. common stock on March 18, 1998.

     On February 10, 1998 Sun's International acquired the remaining 43.5% interest in WAL from Mr. Brian Ko via the issuance of an additional 40,000,000 shares of stock in China Continental, Inc. of which 9,900,000 shares were issued directly to Megaway Resort Development Limited, a company owned by Mr. Harry Ho.

     The principal asset of Megaway is a 51% interest in Changde Dafeng Agriculture and Animal Husbandry Ltd. (Changde), a Sino-Singapore joint venture incorporated in the People's Republic of China on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Changde has been established to run a breeding center to propagate Boer goats and other livestock breeds. Changde's principal asset is 20,000 hectares or 49,400 acres of grassland located approximately 250 kilometers north of Beijing, in the People's Republic of China. Based upon an independent appraisal dated July 30, 1998 by American Appraisal Hong Kong Limited, the value of 100% of Changde is US$181,000,000 (HK$1,402,750,000) as of December 31, 1997, resulting in a minority interest of the Company of HK$685,039,110 as of December 31, 1997.

ITEM 14. YEAR 2000 ISSUE

     Many computers were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need be modified prior to the year 2000 in order to remain functional; this is the so called "Year 2000" problem. The Company does not believe it has material exposure with respect to Year 2000 issues. The Company currently utilizes commercially produced hardware and software packages that were purchased to be Year 2000 complaint. The Company does not rely on any one supplier or vendor for its goods and services, so the failure of any supplier or vendor with the Year 2000 problems to convert its systems on a timely basis should not have a material effect on the Company's business, financial condition and result of operations. Software and hardware , such as telecommunication and office automation systems, that facilitates operations of the Company's location and corporate headquarters comprise the Company's primary non-IT systems and were likewise purchased or upgraded to be Year 2000 complaint.

     Additionally, the Company is currently communicating with its significant customers to determine the extent to which the Company may be vulnerable to their failure to remedy their own Year 2000 issues. The Company anticipates that it will complete this investigation by October 1999, at which time it will assess and need to formulate any necessary contingency plans to deal with Year 2000 issues to customers, if any. Although the Company's IT and non-IT systems were represented as being Year 2000 complaint when purchased or upgraded, there can be no guarantee that the Company, its customers or other third party business associates will not experience Year 2000 compliance difficulties which could have a material adverse effect on the Company's business, results of operation and financial condition.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1 Financial Data Schedule.

     (b)  Report on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHINA CONTINENTAL, INC.


                               By: /s/ Harry H.H.Ho
                                  -------------------------------------
                               Harry H.H. Ho
                               Chairman of the Board and Chief Executive Officer

Dated: September 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Titles                                      Date
----------               -------------                                ---------

/s/ Harry H.H. Ho
-------------------
Harry H.H. Ho         Chairman of the Board and Chief
                      Executive Officer                       September 30, 1999

/s/s Jia Ji Shang
--------------------
Jia Ji Shang          Vice- Chairman and Director             September 30, 1999

/s/ Ji Jun Wu
--------------------
Ji Jun Wu             Director                                September 30, 1999

/s/ Kim Yong Soh
--------------------
Kim Yong Soh          Director                                September 30, 1999

/s/ Dr. Li Yan
--------------------
Dr. Li Yan            Technical Director                      September 30, 1999

/s/ Chan Kwai Chiu
--------------------
Chan Kwai Chiu        Director                                September 30, 1999

/s/ Eric Ng
--------------------
Eric Ng               Secretary/Treasurer/
                      Chief Financial Officer and Director    September 30, 1999

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

                                                                         Pages
                                                                        -------


        Report of independent auditors                                    F-2

        Consolidated statements of income                                 F-3

        Consolidated statements of changes in stockholders' equity        F-4

        Consolidated balance sheets                                       F-5

        Consolidated statements of cash flows                      F-7 to F-8

        Notes to consolidated financial statements                F-9 to F-28

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and the Stockholders
China Continental, Inc.



We have audited the accompanying consolidated balance sheets of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of December 31, 1997 and December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of China Continental, Inc. and subsidiaries as of December 31, 1997 and December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

As described in Note 11, the Company entered into certain transactions during 1997-1999, ultimately with its current chairman and chief executive officer. These transactions have significantly impacted the Company's business plan, liquid assets and common stockholder ownership interests. Appropriate disclosures have been made and our opinion is not qualified in this respect.



Chicago, Illinois
September 24, 1999

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the year ended March 31, 1997, the nine months ended December 31, 1997 and the year ended December 31, 1998

                                                                    Nine months
                                                    Year ended         ended
                                                     March 31,       December 31,        Year ended December 31,
                                                       1997             1997              1998             1998
                                        Notes           HK$              HK$               HK$              US$


SALES
   Related parties                         18       19,699,783       12,357,168        11,953,242        1,542,354
   Others                                          248,984,457      147,762,121       273,154,057       35,245,685
                                               ---------------    --------------  ---------------- ----------------
                                                   268,684,240      160,119,289       285,107,299       36,788,039

COST OF SALES                                     (110,460,697)     (64,600,231)     (110,702,213)     (14,284,157)
                                             ------------------   --------------  ---------------- -----------------
GROSS PROFIT                                       158,223,543       95,519,058       174,405,086       22,503,882

DEPRECIATION AND AMORTIZATION                         (620,313)        (442,894)      (34,296,686)      (4,425,379)

SELLING AND ADMINISTRATIVE
 EXPENSES                                           (7,413,213)      (3,958,938)      (18,558,469)      (2,394,641)

(PROVISION FOR) RECOVERY OF
  DOUBTFUL DEBTS                                     2,238,844                -        (5,280,608)        (681,369)

FINANCIAL INCOME/(EXPENSES),
 NET                                        4         (425,759)        (442,851)       (1,275,217)        (164,544)

OTHER INCOME/(EXPENSES), NET                5       (4,597,305)      22,625,018         2,789,505          359,936

SHARE OF GAINS OF
ASSOCIATED COMPANIES                       10                -        1,113,459           795,995          102,709
                                              ----------------  ---------------   ---------------   --------------
INCOME BEFORE INCOME TAXES                         147,405,797      114,412,852       118,579,606       15,300,594

INCOME TAXES                                6      (20,372,118)     (10,000,694)      (22,399,318)      (2,890,235)
                                              ---------------- ----------------  ----------------   --------------
INCOME BEFORE MINORITY INTEREST                    127,033,679      104,412,158        96,180,288       12,410,359

LOSS ALLOCATED TO
MINORITY INTEREST                                            -                -        16,388,692        2,114,671
                                              ---------------- ----------------  ----------------   --------------
NET INCOME                                         127,033,679      104,412,158       112,568,980       14,525,030

EARNINGS PER SHARE                       3(j), 11         4.89             4.02              1.80             0.23


        The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


For the year ended March 31, 1997,
the nine months ended December 31, 1997
and the year ended December 31, 1998


                                                                   Additional
                                                      Share         paid-in          Retained
                                                     capital        capital          earnings           Total
                                        Notes          HK$            HK$               HK$              HK$


Balance at April 1, 1996                             202,800       13,356,985       304,002,387       317,562,172

Net income                                                -                 -       127,033,679       127,033,679
                                              --------------   --------------   ---------------  ----------------

Balance at March 31, 1997                            202,800       13,356,985       431,036,066       444,595,851

Net income                                                 -                -       104,412,158       104,412,158
                                              --------------   --------------   ---------------  ----------------

Balance at December 31, 1997                         202,800       13,356,985       535,448,224       549,008,009

Issuance of 40,000,000 shares
 on February 10, 1998 at
 US$1.00 per share                      11           309,200      309,326,204                 -       309,635,404

Issuance of 1,400,000 shares
 on August 12, 1998 at
 US$.50 per share                       21            10,822        5,400,178                 -         5,411,000

Issuance of 1,600,000 shares
 on September 30, 1998 at
 US$.42 per share                       21            12,368        5,250,737                 -         5,263,105

Assumption of liabilities
 on December 31, 1998 and
 contribution to capital                21                 -       17,534,193                 -        17,534,193

Net income                                                 -                -       112,568,980       112,568,980


                                              --------------  ---------------   ---------------   ---------------

Balance at December 31, 1998                         535,190      350,868,297       648,017,204       999,420,691
                                              ==============  ===============   ===============   ===============


        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1997 and December 31, 1998

                                                    December31,                      December 31,
                                                        1997                    1998              1998
                                        Notes            HK$                     HK$               US$

ASSETS

CURRENT ASSETS
Cash and bank balances                             138,010,916               276,424,018       35,667,615
Trade receivables, net of provisions of
  HK $8,602,321 and HK$0 at
  December 31, 1997 and 1998,
  respectively                            7, 17     36,420,762                72,002,050        9,290,587
Prepayments, deposits and other
   receivables, net of provisions of
   HK$4,898,213 and HK$0 at
   December 31, 1997 and 1998,
   respectively                             8        5,018,294                 4,747,901          612,632
Amounts due from related companies         18       34,111,911                33,445,247        4,315,516
                                               ---------------           ---------------    -------------

TOTAL CURRENT ASSETS                               213,561,883               386,619,216       49,886,350

FIXED ASSETS                                9        3,486,981                 3,155,880          407,210
INTERESTS IN ASSOCIATED
  COMPANIES                                10       69,053,638                66,618,081        8,595,882
LAND LEASE RIGHTS, net of
  accumulated amortization of
  HK$0 and HK$33,962,849 at
  December 31, 1997 and 1998,
  respectively                             11    1,358,514,000             1,324,551,151      170,909,826
AMOUNTS DUE FROM DIRECTORS                 18       39,525,000                40,604,397        5,239,277
OTHER ASSETS                               19        7,000,000                 5,000,000          645,161
                                             -----------------         -----------------  ---------------

TOTAL ASSETS                                     1,691,141,502             1,826,548,725      235,683,706
                                                 =============             =============      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS CONT'D


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdrafts                            12        3,814,245              3,886,228          501,449
Bank import loans                          12       10,478,535              3,588,515          463,034
Secured bank loan                          12        9,984,864                119,171           15,377
Income taxes payable                                73,707,403             96,487,847       12,450,045
Amounts due to directors                   18        8,604,953             10,677,359        1,377,724
Amounts due to related parties             18      315,483,063              4,992,059          644,136
Accounts payable and accrued liabilities            35,021,320             28,950,400        3,735,535
                                               ---------------        ---------------    -------------

TOTAL CURRENT LIABILITIES                          457,094,383            148,701,579       19,187,300

LONG-TERM LIABILITIES
   Secured bank loan                       12                -              9,776,037        1,261,424
                                              ----------------       ----------------   --------------

TOTAL LIABILITIES                                  457,094,383            158,477,616       20,448,724
                                              ----------------       ----------------   --------------
MINORITY INTEREST                          11      685,039,110            668,650,418       86,277,473
                                              ----------------       ----------------   --------------
STOCKHOLDERS' EQUITY

Common stock, par value US$0.001 per share:
  Authorized:
  1,000,000,000 shares;
  Issued and outstanding:
  26,000,000 and 69,000,000 shares
  as of December 31, 1997 and 1998,
  respectively                                         202,800                535,190           69,057
Additional paid-in capital                          13,356,985            350,868,297       45,273,329
Retained earnings                                  535,448,224            648,017,204       83,615,123
                                               ---------------        ---------------  ---------------
TOTAL STOCKHOLDERS'
  EQUITY                                           549,008,009            999,420,691      128,957,509
                                             -----------------      -----------------  ---------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           1,691,141,502          1,826,548,725      235,683,706


CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 31, 1997, the nine months ended December 31, 1997 and the year ended
December 31, 1998


                                                                    Nine Months
                                                     Year ended       ended                    Year ended
                                                       March 31,    December 31,               December 31,
                                                        1997           1997              1998              1998
                                                         HK$            HK$               HK$               US$
                                                     ------------  -------------    -------------      ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                       127,033,679      104,412,158       112,568,980        14,525,030
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Gains on disposal of fixed assets                (163,204)        (350,800)                -                 -
   Depreciation and amortization                     620,313          442,894        34,296,686         4,425,379
   Provision for doubtful debts and
      diminution in values of
      investments and associated companies           869,710                -         5,280,608           681,369
   Share of gains of associated
      companies                                            -       (1,113,459)         (795,995)         (102,709)
   Gains on disposal of short-term
      investments                                          -      (18,731,775)                -                 -
Loss allocated to minority interest                        -                -       (16,388,692)       (2,114,670)
Sock issued for public relation services                   -                -         5,411,000           698,193
(Increase)/decrease in assets:
   Trade receivables and long-term receivable    (13,182,571)        (674,702)      (36,167,309)       (4,666,750)
   Prepayments and deposits                         (307,547)      (1,635,998)         (598,127)          (77,178)
   Amounts due from related companies               (887,809)      (6,143,407)       (2,186,764)         (282,163)
   Amounts due from associated companies            (702,335)        (616,905)          262,249            33,839
   Amounts due from directors                              -                -        (2,102,195)         (271,251)
(Decrease)/increase in liabilities:
   Amounts due to directors                        9,988,570        2,562,096         8,712,447         1,124,187
   Amounts due to related parties                    199,772                -          (724,021)          (93,422)
   Accounts payable and accrued liabilities       13,690,462       (2,621,277)       14,974,220         1,932,157
   Income taxes payable                           18,455,771        9,428,109        22,780,444         2,939,412
                                             ---------------   --------------   ---------------    --------------
Net cash  provided by
 operating activities                            155,614,811       84,956,934       145,323,531        18,751,423
                                             ---------------   --------------   ---------------    --------------


        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

For the year ended March 31, 1997, the nine months ended December 31, 1997 and the year ended December 31, 1998


                                                                  Nine months
                                                    Year ended       ended                        Year ended
                                                     March 31,    December 31,                   December 31,
                                                       1997          1997                  1998             1998
                                                        HK$           HK$                   HK$              US$

CASH FLOWS FROM
  INVESTING ACTIVITIES
      Purchase of land lease rights                        -     (403,364,486)                -                 -
      Purchase of fixed assets                       (15,080)         (14,856)           (2,736)             (353)
      Proceeds from disposal of fixed assets               -          530,000                 -                 -
      Proceeds from disposal of short-term
         investments                                       -      286,331,775                 -                 -
                                              --------------   --------------   ---------------  ----------------
Net cash used in
   investing activities                              (15,080)    (116,517,567)           (2,736)             (353)
                                              --------------   --------------   ---------------  ----------------
CASH FLOWS FROM
  FINANCING ACTIVITIES
      Net repayments under
        bank import loans                          2,389,290        2,415,365        (6,890,020)         (889,035)
      Net repayments of bank loans                (1,478,799)               -           (89,656)          (11,568)
      Advances (repayments) of bank overdrafts      (676,889)       3,814,245            71,983             9,288
                                             ---------------   --------------   ---------------     -------------
Net cash provided by /(used in)
financing activities                                 233,602        6,229,610        (6,907,693)         (891,315)
                                             ---------------   --------------   ---------------     -------------
NET INCREASE/(DECREASE) IN
  CASH AND BANK BALANCES                         155,833,333      (25,331,023)      138,413,102        17,859,755

Cash and bank balances, at beginning
  of period                                        7,508,606      163,341,939       138,010,916        17,807,860
                                             ---------------  ---------------   ---------------     -------------
Cash and bank balances, at end of period         163,341,939      138,010,916       276,424,018        35,667,615
                                             ===============  ===============   ===============     =============

SUPPLEMENTARY CASH FLOWS
  DISCLOSURES:
  Interest paid                                      469,392          488,704         1,275,217           164,544
                                             ===============  ===============   ===============     =============
  Income taxes paid                                2,079,551          572,585           256,629            33,113
                                             ===============  ===============   ===============     =============


        The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     China Continental, Inc. (the "Company") was incorporated in the state of Utah, in the United States of America, and its principal activity is a 100% investment in Sun's International Holdings Limited (Sun's International), a holding company for investments in operating companies. Sun's International was incorporated under the laws of the British Virgin Islands.

     Subsequent to March 31, 1997, the Company elected to change its fiscal year-end to December 31.

     The consolidated financial statements include the accounts of the Company and Sun's International and its wholly owned subsidiaries, Billion Pearl Investments Limited, High Glad Industries Limited (dormant), Prime Hill Investment Limited (dormant), Prime View Industrial Limited (dormant), Danbury Inc., Winkler Holdings Inc. (dormant), Cathay Mercantile (Overseas) Limited (Disposed of in December, 1997; See Note 11), Gain Whole Limited (Disposed of in August, 1997; See Note 11), Megaway Resort Development Limited (Acquired and disposed of in August, 1997, and December, 1997, respectively; See Note 11) and its majority owned subsidiary, Wealthy Asia Limited (56.5% owned until February 10, 1998 at which time the remaining 43.5% was acquired, and which had no operating activity for 1997) (hereinafter collectively together with the Company referred to as the "Group").

     Danbury Inc. is primarily engaged in the sale of automatic production lines on a turn-key basis and related consulting fees to various customers in the People's Republic of China (the "PRC"). This company, along with certain dormant companies, has also made investments in PRC enterprises through the formation of associated companies with various PRC parties. Billion Pearl Investments Limited is primarily an importer and reseller of raw materials to an associated company. Wealthy Asia Limited, through a wholly owned subsidiary, owns 51% of a joint venture known as Chengde Dafeng Agriculture and Animal Husbandry Co., Ltd., which has been established to run a breeding center to propagate Boer goats and other livestock breeds. See
     Note 11.

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

        (c)     Cash and cash equivalents
                -------------------------

          The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

          At December 31, 1997 and 1998, cash and cash equivalents included foreign currency deposits equivalent to HK$135,755,488 (US$17,516,837) and HK$275,138,120 (US$35,501,693), respectively.

        (d)     Fixed assets and depreciation
                -----------------------------

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

        (e)     Land lease rights and amortization
                ----------------------------------

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

          Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1998 of US$ 1.00 : HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on December 31, 1998 or at any other date.

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

         (h)     Revenue recognition
                 -------------------

          Revenue from the sale of machinery and equipment and raw materials is recognized when the merchandise is delivered to the customer.

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

          Contributions made to the Retirement Plan during the year ended March 31, 1997, the nine months ended December 31, 1997 and the year ended December 31, 1998, were HK$32,375, HK$47,504 and HK$57,546 respectively.

         (j)     Earnings per share
                 ------------------

          Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which requires the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share would include the dilutive effect of securities that could be exercised or converted into common stock. The Company has not entered into any transactions that would have a dilutive effect upon EPS.

          The weighted average number of shares outstanding during the year ended March 31, 1997, the nine months ended December 31, 1997 and the year ended December 31, 1998 was 26,000,000, 26,000,000 and
          62,568,767, respectively.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (k)    Segment reporting
                -----------------

          In December 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The adoption of this standard requires that reportable segments are reported consistent with how management assesses segment performance. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. See Note 20, "Segment Information," for further information. As a result, the Company will separately report information on the following three operating segments : automatic production lines on a turn-key basis, raw material importer and reseller and breeding center operations. In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

         (l)     Use of estimates
                  ---------------

          The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         (m)     Reclassification
                 ----------------

          Certain balances in the prior years have been reclassified to conform to the presentation used in the current year.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL INCOME/(EXPENSES), NET


                                                                              Nine months
                                                              Year ended        ended           Year ended
                                                               March 31,      December 31,      December 31,
                                                                 1997            1997              1998
                                                                  HK$             HK$               HK$

         Interest income                                       149,011           114,219           157,629
         Interest expense                                     (469,392)         (488,704)       (1,359,620)
         Bank charges                                         (105,378)          (68,366)          (73,226)
                                                            -----------       -----------     -------------
                                                              (425,759)         (442,851)       (1,275,217)
                                                            ===========       ===========     =============



5.      OTHER INCOME/(EXPENSES), NET

                                                                             Nine months
                                                              Year ended        ended            Year ended
                                                               March 31,     December 31,       December 31,
                                                                 1997           1997               1998
                                                                  HK$            HK$               HK$

         Commission and miscellaneous income                   369,836         3,736,733         3,615,700
         Foreign exchange gains/(losses), net                  446,139          (194,290)         (826,195)
         Associated companies written off                   (4,236,040)                -                 -
         Short-term investments written off                 (1,177,240)                -                 -
         Gains on disposal of short-term investments
               Cathay (Note 11)                                      -        10,434,579                 -
               Gain/Megaway (Note 11)                                -         7,688,000                 -
               Other                                                 -           609,196                 -
         Gains on disposal of fixed assets                           -           350,800                 -
                                                         -------------     -------------      ------------
                                                            (4,597,305)       22,625,018         2,789,505
                                                         =============     =============      ============

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

     The companies in the Group operate in several jurisdictions and are subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:


                                                                   Nine months
                                                   Year ended        ended             Year ended
                                                    March 31,      December 31,        December 31,
                                                      1997            1997                1998
                                                       HK$             HK$                 HK$

      Income/(loss) before income taxes:
          Hong Kong                                    507,446           177,843        (6,332,226)
          PRC                                      146,898,351       114,235,009       124,911,832
                                               ---------------   ---------------   ---------------
                                                   147,405,797       114,412,852       118,579,606

        Income tax provision:
         Current:
          Hong Kong                                   (169,634)       (2,157,306)          102,270
          PRC                                       20,704,956        12,158,000        22,297,048
                                                 -------------     -------------     -------------
                                                    20,535,322        10,000,694        22,399,318

         Deferred                                     (163,204)                -                 -
                                                 -------------     -------------     -------------
                                                    20,372,118        10,000,694        22,399,318
                                                 =============     =============     =============


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

     Companies with operations in the PRC are also subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services rendered in that jurisdiction is approximately 8.5%.

     At December 31, 1997 and December 31, 1998, income tax payables included foreign currency payables equivalent to HK$73,483,206 (US$9,481,704) and HK$96,487,847 (US$12,450,045), respectively.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES (continued)

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:



                                                                                 Nine months
                                                                  Year ended       ended          Year ended
                                                                   March 31,     December 31,     December 31,
                                                                     1997           1997            1998
                                                                      HK$            HK$             HK$

Statutory Hong Kong tax rates
                                                                     16.5%             16.5%             16.5%

Computed expected tax expense                                  24,321,957        18,878,121        19,565,635
(Decrease) increase resulting from PRC tax
 at a different composite tax rate                             (4,587,807)       (7,699,316)          944,644
Adjustments for expense items which are not
  deductible for profits tax purposes:
   Share of (gain) loss in and provisions for diminutions
   in values of associated companies                              326,135           (94,644)          (63,680)
Other provisions                                                        -         2,154,306         1,952,719
Disposal of short-term investments                                      -        (3,090,743)                -
Others                                                            311,833          (147,030)                -
                                                            -------------     -------------     -------------
                                                               20,372,118        10,000,694        22,399,318
                                                            =============     =============     =============

 CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (continued)

     Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately HK$632,000,000 at December 31, 1998. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings at December 31, 1998 was approximately HK$215,000,000.

7.      TRADE RECEIVABLES, NET


                                                              As of  December 31,     As of December 31,
                                                                      1997                    1998
                                                                      HK$                     HK$


Trade receivables                                                  45,023,083             72,002,050
Less: Provision for doubtful debts                                 (8,602,321)                     -
                                                                -------------          -------------

Trade receivables, net                                             36,420,762             72,002,050
                                                                 ============         ==============

Movements in provision for doubtful debts:
 Balance at beginning of year                                       8,602,321              8,602,321
Write-off against specifically reserved receivables*                        -             (8,602,321)
                                                                 ------------          -------------
 Balance at December 31                                             8,602,321                      -
                                                                 ============          =============

* In 1998, management determined that it should expend no further effort in the collection of certain fully reserved receivables. It has therefore written off the allowance against these receivables.

8.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET



                                                                As of  December 31,    As of December 31,
                                                                       1997                  1998
                                                                       HK$                    HK$

Prepayments, deposits and other receivables                         9,916,507              4,747,901
Less: Provision for doubtful debts                                 (4,898,213)                     -
                                                                 ------------           ------------
Prepayments, deposits and other receivables, net                    5,018,294              4,747,901


Movements in provision for doubtful debts:
  Balance at beginning of year                                      4,898,213              4,898,213
Write-off against specifically reserved receivables*                        -             (4,898,213)
                                                                 ------------           ------------
  Balance at December 31                                            4,898,213                      -
                                                                 ============           ============


* In 1998, management determined that it should expend no further effort in the collection of certain fully reserved receivables. It has therefore written off the allowance against these receivables.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     FIXED ASSETS

                                                         As of  December 31,       As of December 31,

                                                                 1997                      1998
                                                                  HK$                       HK$

Cost:
 Leasehold land and buildings, located in Hong Kong (1)      4,239,231                   4,239,231
 Furniture and fixtures                                        700,826                     700,826
 Office equipment                                              600,749                     603,484
 Motor vehicles                                              1,244,030                   1,244,030
                                                          ------------                ------------
                                                             6,784,836                   6,787,571

Less: accumulated depreciation                              (3,297,855)                 (3,631,691)
                                                          ------------                ------------
Net book value                                               3,486,981                   3,155,880
                                                          ============                ============



(1)  Pledged to the Company's banker to secure facilities (See Note 16).

10.     INTERESTS IN ASSOCIATED COMPANIES


                                                           As of December 31,           As of December 31,

                                                                1997                           1998
                                                                 HK$                            HK$

Unlisted investments, at cost                                  73,145,120                  73,145,120
Share of post-acquisition gains, net                            1,113,459                   1,909,454
Write off for diminutions in values                            (8,114,000)                 (8,114,000)
                                                            -------------               -------------
                                                               66,144,579                  66,940,574
Due from (to) associated companies, net                         2,909,059                    (322,493)
                                                            -------------               -------------
                                                               69,053,638                  66,618,081
                                                            =============               =============

Movement in provisions for diminutions in values:
   Balance at beginning of year                                 6,793,565                   8,114,000
Provisions for diminutions in value                             1,320,435                           -
                                                             ------------                ------------
   Balance at December 31                                       8,114,000                   8,114,000
                                                             ============                ============

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INTERESTS IN ASSOCIATED COMPANIES (continued)

     During the year ended March 31, 1997, the Company incurred additional diminutions in value in the remaining interests in associated companies which reduced the carrying value to zero. Therefore, no further share of post-acquisition losses has been provided for during the nine months ended December 31, 1997 or the year ended December 31, 1998. The Group's share of the post-acquisition gains of associated companies was HK$1,113,459 and HK$795,995 for the nine months ended December 31, 1997 and the year ended December 31, 1998, respectively. The amounts due from associated companies are deemed to be collectible as of December 31, 1998.

     Details of the associated companies at December 31, 1998 were as follows:



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

Shan Dong Linyi Modern                        PRC             35             Manufacturing and sale
Decorating Materials Co., Ltd.                                               of PVC floor tiles

Zhengzhou ZZZ Prime Hill                      PRC             20             Manufacturing and sale
Floppy Disk Co., Ltd.                                                        of computer floppy disks

Megaway Development
Limited (Acquired in April, 1997;           Western                          Holding company for company
See Note 11)                                Samoa             30             manufacturing polyester products


11.  ACQUISITIONS AND DISPOSITIONS

     Pursuant to a sales and purchase agreement dated December 20, 1996, Sun's International, a wholly owned subsidiary of the Group, acquired from a third party a 100% equity interest in Cathay Mercantile (Overseas) Limited ("Cathay") for a consideration of HK$130 million. There was no cash movement involved in this transaction. Cathay was purchased by netting off the other receivable, long-term receivable, amount due from a director and amount due from a related company of HK$56,572,640, HK$68,333,334, HK$4,280,000 and HK$814,026, respectively.

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

CHINA CONTINENTAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  ACQUISITIONS AND DISPOSITIONS (continued)

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

     On June 21, 1996, Sun's International obtained a 100% interest in Gain Whole Limited for a consideration of US$20,000,000 (HK$154,600,000) as a partial settlement for the same amount of the debt due from CFFTC, a major customer of the Group. The principal asset of Gain Whole Limited was a certificate of deposit for an amount of US$20,000,000 (HK$154,600,000) with an authorized financial institution in the PRC. The certificate of deposit was valued at cost, which approximated market and was classified as a short-term investment in the accompanying consolidated balance sheet as of March 31, 1997.

     On August 28, 1997, Sun's International sold its 100% interest in Gain Whole Limited for a consideration of a 100% interest in Megaway Resort Development Limited, a company owned by Mr. Harry Ho and incorporated in the British Virgin Islands. The principal asset of Megaway Resort Development Limited is a 75% interest in Da Yu Edible Oil Co. Ltd., a Sino Singapore joint venture incorporated in the PRC. On December 3, 1997, the Group sold the 100% interest in Megaway Resort Development Limited for a consideration of US$21,000,000 (HK$162,288,000).

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

     The following amounts represent the initial recording of this transaction:

                                                          Asset (Liability) HK$
                 Land lease rights                            1,358,514,000
                 Due from Harry Ho                               39,525,000
                 Due to Brian Ko                               (309,635,404)
                 Minority Interest                             (685,039,110)
                                                           ----------------
                 Cash Paid                                      403,364,486

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

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ACQUISITIONS AND DISPOSITIONS (continued)


     The principal asset of Megaway is a 51% interest in Chengde Dafeng Agriculture and Animal Husbandry Co., Ltd. (Chengde), a Sino-Singapore joint venture incorporated in the PRC on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Chengde has been established to run a breeding center to propagate Boer goats and other livestock breeds. Chengde's principal asset is 20,000 hectares or 49,400 acres of grassland located approximately 250 kilometers north of Beijing, in the PRC. Based upon an independent appraisal dated July 30, 1998 by American Appraisal Hongkong Limited, the value of 100% of Chengde is US$181,000,000 (HK$1,402,750,000) as of
     December 31, 1997.

     Had the 40,000,000 shares of common stock been outstanding throughout the periods presented, earnings per share would have been HK$1.92 and HK$1.58 for the year ended March 31, 1997 and the nine months ended December 31, 1997, respectively.


12.  BANK LOANS

     The import loans with banks carry interest at 1% above the Hong Kong prime lending rate (weighted average of 8.9% and 10.9% per annum as of December 31, 1997 and December 31, 1998, respectively). The import loans are usually repaid in three to six months, which is in accordance with the terms of the agreement.

     The bank overdrafts carry interest at 3% above the Hong Kong prime lending rate (weighted average of 11.9% and 12.9% per annum as of December 31, 1997 and December 31, 1998, respectively).

     During October 1997, the Company borrowed and in turn loaned HK$9,984,864 to a company owned by a director, Mr. Chan Kwai Chiu, in conjunction with his purchase of a personal residence. The mortgage loan is secured by the residence and other properties owned by Mr. Chan Kwai Chiu with a cost of HK$17,800,000. The balance remaining as of December 31, 1998 is HK$9,895,208 and is payable as follows:

                                                                           HK$
                                                                   ------------

                               1999                                     119,171
                               2000                                     131,081
                               2001                                     143,734
                               2002                                     157,607
                               2003                                     172,820
                               2004                                     189,502
                               Remaining years                        8,981,293
                                                                   ------------
                                                                      9,895,208
                               Less current portion                    (119,171)
                                                                   ------------
                                                                      9,776,037

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONCENTRATION OF CREDIT RISKS

     Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long-term receivable and the amounts due from and to directors and related companies.

     (i)  Cash deposits

          The Group places its cash deposits  with an  international  bank.  See
          Note 17.

     (ii) Trade receivables

          As  of  December  31,  1997  and  1998,   approximately  18%  and  0%,
          respectively, of the trade receivable balance was due from China (Fujian) Foreign Trade Centre Holdings Company, a Chinese Government controlled company.

     (iii) Amounts due from related companies (See Note 18)

          At December 31, 1997, approximately 34%, 24% and 21% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively.

          At December 31, 1998, approximately 24%, 18% and 46% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively.

          The Group does not have the policy of requiring collateral.

     (iv) Amounts due from and to directors (See Notes 11 and 18)

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     (iii) Bank import loans

          The carrying amount of short-term bank loans approximates the fair value because of the short maturity of these instruments.

     (iv) Accounts payable and amounts due to related companies and directors are stated at their book value which approximates their fair value.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     Effective July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (a "SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for 50 years. The Group's management does not believe that the transfer of sovereignty over Hong Kong has had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

     The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

     Currently, a large proportion of the Group's revenue comes from the sale of automatic production lines on a turn-key basis with companies in the PRC (See Note 20). As such, those revenues are vulnerable to an increase in the level of competition from overseas and domestic suppliers and a change in the supply and demand relationship with those customers.

16.  BANKING FACILITIES

     The Group had banking facilities of approximately HK$33,180,000 for mortgages, overdrafts and trade finance. Unused facilities as of December 31, 1998 amounted to approximately HK$25,600,000.

     The banking facilities of the Group were secured by:

     i. mortgages over the Group's leasehold land and buildings with a net book value of approximately HK$3,172,000.

     ii.  lien on a subsidiary's fixed deposits totaling HK$2,000,000.

     iii. personal guarantee by a director, Chan Kwai Chiu, up to HK$21,000,000.

     iv. mortgages over properties held by a director, Chan Kwai Chiu, with purchase cost of approximately $17,800,000.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  FOREIGN CURRENCY EXCHANGE

     The Group has substantial transactions with customers and significant investments in associated companies in the PRC. Both the customers and the associated companies may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The majority of the Company's bank balances as of December 31, 1997 and 1998 were in RMB. The amount of debts due from customers in the PRC subject to control amounted to HK$35,191,812 and HK$71,309,250 at December 31, 1997 and 1998,
     respectively.

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


18.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

     The Group's  amounts due from/(to)  directors and related  companies  owned
     and/or   controlled  by  a  director,   Chan  Kwai  Chiu,   are  unsecured,
     interest-free and are repayable on demand. See also Note 12.

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


                                                                  Nine months
                                                Year ended           ended            Year ended
                                                 March 31,        December 31,        December 31,
                                                 1997                1997                1998
                                                  HK$                 HK$                 HK$

         Sales to associated companies:
             Raw materials                     19,699,783         12,357,168         11,953,242
                                               ==========         ==========         ==========

Any unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Group's interests in these associated companies.







CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  CONTINGENCIES AND COMMITMENTS

     During 1998 the Company entered into an agreement with an unrelated entity to provide public relations and promotional services for the Company. In accordance with the agreement the entity is to be issued stock for all services provided. A portion of the agreement is contingent upon the firm's ability to raise capital and obtain a listing for the Company on certain stock exchanges in the United States. Attainment of these goals could result in the issuance of up to an additional to 1.6 million shares of common stock to the firm. See Note 21.

     The Group had contracts with a related company  controlled by Mr. Chan Kwai
     Chiu in the PRC to purchase office premises to be developed by the related company for HK$21,700,000. At December 31, 1998, HK$5,000,000, which was grouped under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

20.  SEGMENT INFORMATION

     The Company performs in the three following operating segments : Automatic production lines on a turn-key basis, raw materials and breeding center operations. In determining the operating income of each segment, certain other expenses such as income taxes, administrative, financial, other
     (income) expense and shares of gains of associated companies are not allocated to operating segments.

     The following table reflects the results of the segments consistent with the Company's management system.


                                                                 Nine Months
                                                  Year ended         ended         Year ended
                                                   March 31,     December 31,      December 31,
                                                     1997           1997              1998
                                                      HK$             HK$              HK$

         Sales
          Automatic production lines             247,666,944      145,436,500       254,247,430
          Raw materials                           21,017,296       14,682,789        12,353,242
          Breeding center                                  -                -        18,506,627
                                             ---------------  ---------------   ---------------
          Total sales                            268,684,240      160,119,289       285,107,299
                                             ===============  ===============   ===============
         Operating Income (Loss)
          Automatic Income                       156,020,592       91,605,000       160,358,850
          Raw Income                               1,058,501        5,368,427         1,689,518
          Breeding                                         -                -       (30,651,824)
                                             ---------------  ---------------   ---------------
         Total operating income                  157,079,093       96,973,427       131,396,544

         Less : General corporate expenses         4,650,232        5,856,201        15,127,221
                    Financial expense                425,759          442,851         1,275,217
                    Other (income) expense         4,597,305      (22,625,018)       (2,789,505)
                    Share of gains of associated
                    companies                              -       (1,113,459)         (795,995)
                                             ---------------  ---------------   ---------------
         Income before income taxes              147,405,797      114,412,852       118,579,606
                                             ===============  ===============   ===============


CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT INFORMATION (continued)

Operating Segment Data


                                                        Identifiable            Capital         Depreciation
                                                           Assets            Expenditures      & amortization
                                                            HK$                   HK$                HK$

Year ended March 31, 1997:
Automatic production lines                               260,872,259                 -                 -
Raw materials                                              2,579,789                                   -
Breeding center                                                    -                 -                 -
Other                                                              -            15,080           620,313
                                                     ---------------      ------------        ----------
                                                         263,452,048            15,080           620,313
                                                     ---------------      ------------        ----------
Nine months ended December 31, 1997:
Automatic production lines                               170,354,856                 -                 -
Raw materials                                              3,467,445                                   -
Breeding center                                         1,358,514,000      403,364,486                 -
Other                                                              -            14,856           442,894
                                                    ---------------- -----------------        ----------
                                                       1,532,336,301       403,379,342           442,894
                                                    ---------------- -----------------        ----------
Year ended December 31, 1998:
Automatic production lines                               346,447,370                 -                 -
Raw materials                                                728,610                 -                 -
Breeding center                                        1,327,305,671                 -        33,962,849
Other                                                              -             2,736           333,837
                                                    ---------------- -----------------    --------------

                                                       1,674,481,651             2,736        34,296,686
                                                    ---------------- -----------------    --------------

Reconciliation to Total Assets As Reported

                                                                           Nine months
                                                        Year ended           ended           Year ended
                                                        March 31,         December 31,      December 31,
                                                          1997               1997              1998
                                                           HK$                HK$               HK$

ASSETS :
Total reportable segments - identifiable assets        263,452,048     1,532,336,301     1,674,481,651
Unallocated amounts:
  Cash                                                      71,590            13,896             8,096
  Prepayments, deposits and other receivables          271,577,777         5,613,775         3,235,373
  Due from related parties                              17,983,640        73,636,911        74,049,644
  Plant and other property and equipment                 4,094,219         3,486,981         3,155,880
  Interests in associated companies                      2,292,154        69,053,638        66,618,081
  Other                                                  7,000,000         7,000,000         5,000,000

                                                    -------------- -----------------    -----------------
Total Consolidated Assets                              566,471,428     1,691,141,502     1,826,548,725
                                                    ============== =================    =================

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT INFORMATION (continued)

     Substantially all of the Group's activities consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC. The sales to other customers consist of sales relating to the raw materials and breeding center segments.

     Sales by Major Customers


                                                                       Sales
                                                  -------------------------------------------------
                                                                     Nine months                        Accounts
                                                  Year ended           ended          Year Ended       Receivable
                                                   March 31,        December 31,      December 31,     December 31,
                                                      HK$               HK$               HK$             HK$
                                                  -----------     ---------------   --------------   ---------------
          China (Fujian) Foreign Trade
          Centre Holdings Company ("CFFTC")       30,842,448                -                 -                 -
          Kin Heng Xin Investment &
              Development Company Limited        128,292,528       85,870,000        83,414,430        42,445,430
          Shenzhen San Gao Enterprises
              Company Limited (Shenzhen)          88,531,968       59,566,500        88,276,600        28,863,820
          Chit Tat Industrial Development Limited          -                -        82,556,400                 -
          Others                                  21,017,296       14,682,789        30,859,869           692,800
                                             ---------------  ---------------   ---------------    --------------
                                                 268,684,240      160,119,289       285,107,299        72,002,050
                                             ===============  ===============   ===============    ==============


21.  ADDITIONAL NON-CASH TRANSACTIONS

     1997
     ----

     During the year ended March 31, 1997, HK$17,935,678 of trade accounts payable were paid directly by directors on behalf of the Company and HK$21,625,232 of trade accounts receivable were received directly by directors. The net activity of these transactions was posted to the amounts due to directors in the accompanying consolidated balance sheets.

     1998
     ----

     On August 12, 1998, 1,400,000 shares of stock were issued in exchange for public relation services. The stock was issued at US$.50 per share, which approximates trading value at that date. Total public relation service expense recorded in relation to this transaction was HK$5,411,000. See Note 19.

     On September 30, 1998, 1,600,000 shares of stock were issued to two directors of the Company to settle amounts due to them. The stock was issued at US$.42 per share, which approximates trading value at that date. The total reduction to due to directors in relation to this transaction was HK$5,263,105.

     Harry Ho, assumed On December 31, 1998, pursuant to a signed written agreement with the Company, the Company's Chairman, Mr. HK$17,534,193 of the Company's accrued liabilities. Mr. Ho then contributed his assumption of those liabilities to additional paid-in capital.

CHINA CONTINENTAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  ADDITIONAL NON-CASH TRANSACTIONS (continued)


     During 1998, High Glad Industries Limited filed for dissolution (strike off) in Hong Kong. In order to file for strike off, all assets and liabilities must be removed from the books. The following non-cash items were transferred to a Company director, Mr. Chan Kwai Chiu.


                                                                      HK$

                 Other assets - deposit                          (2,000,000)
                 Amounts due to Mr. Chan Kwai Chiu                1,326,777
                 Accounts payable and accrued expenses              673,223
                                                                ------------
                 Total                                                    -


22.  YEAR 2000 ISSUES (UNAUDITED)

     Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional; this is the so called "Year 2000" problem. The Company does not believe it has material exposure with respect to Year 2000 issues. The Company currently utilizes commercially produced hardware and software packages that were purchased to be Year 2000-compliant. The Company does not rely on any one supplier or vendor for its goods and services, so the failure of any supplier or vendor with Year 2000 problems to convert its systems on a timely basis should not have a material effect on the Company's business, financial condition and results of operations. Software and hardware, such as telecommunications and office automation systems that facilitate operations of the Company's locations and corporate headquarters comprise the Company's primary non-IT systems and were likewise purchased or upgraded to be Year 2000-compliant.

     Additionally, the Company is currently communicating with its significant customers to determine the extent to which the Company may be vulnerable to their failure to remedy their own Year 2000 issues. The Company anticipates that it will complete this investigation by October 1999, at which time it will assess the need to formulate any necessary contingency plans to deal with Year 2000 issues relating to customers, if any. Although the Company's IT and non-IT systems were represented as being Year 2000-compliant when purchased or upgraded, there can be no guarantee that the Company, its customers or other third party business associates will not experience Year 2000 compliance difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition.