Form 10-Q
period 1999-09-30
CHINA CONTINENTAL INC /UT/
filed 1999-11-08
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


   4010-4012 Convention Plaza Office Tower, 1 Harbour Road, Wanchai, Hong Kong
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (852) 2507-2211
                           ---------------------------
                           (Issuer's telephone number)

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

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                        Page
                                                                        Number
                                                                       --------

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - September 30, 1999
            (unaudited) and December 31, 1998 (audited)                     3

            Unaudited Consolidated Statements of Income - For
            the three months and nine months ended September 30,
            1999 and 1998                                                   4

            Unaudited Consolidated Statements of Cash Flows- For
            the nine months ended September 30, 1999 and 1998               5

            Notes to Unaudited Consolidated Financial Statements            6

   Item 2.  Management Discussion and Analysis of Financial Condition
            and Results of Operations                                       7

PART II - OTHER INFORMATION

             Signatures                                                    10

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)
                                   (unaudited)
                                                         Sept. 30,      Dec. 31,
                                                           1999           1998
                                                         ---------     ---------
                                                        (unaudited)    (audited)
ASSETS
Current Assets
  Cash and deposits                                      52,961          35,668
  Accounts receivable, net of provision                  10,987           9,290
  Prepayments, deposits and other receivable                634             613
  Amount due from related companies                       4,315           4,316
                                                        --------       ---------
  Total Current Assets                                   68,887          49,887
                                                        --------       ---------

Fixed Assets                                                342             407
Land lease right                                        167,622         170,910
Investment in joint ventures                              8,596           8,596
Amount due from directors                                 5,350           5,239
Other assets                                                645             645
                                                        --------       ---------
Total Assets                                            251,452         235,684
                                                        ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                            285             501
  Payable and accruals                                    4,851           3,736
  Bank import loans                                         580             463
  Secured bank loan                                          15              15
  Due to related companies                                  668             644
  Income taxes payable                                   14,635          12,450
  Amounts due to directors                                2,030           1,378
                                                        --------       ---------
  Total current liabilities                              23,064          19,187
                                                        --------       ---------
Long-term liabilities                                     1,262           1,262
                                                        --------       ---------
Total Liabilities                                        24,326          20,449
                                                        --------       ---------
Minority interest                                        84,810          86,278
Stockholders' Equity
  Share capital                                              69              69
  Contributed surplus                                    45,273          45,273
  Retained earnings                                      96,974          83,615
                                                        --------       ---------
Total Stockholders' Equity                              142,316         128,957
                                                        --------       ---------
Total Liabilities and Stockholders' Equity              251,452         235,684
                                                        ========       =========

   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                                   (Unaudited)


                                                   Three Months Ended          Nine Months Ended,
                                                        Sept. 30,                 Sept. 30,
                                                  1999           1998         1999           1998
                                                 ------         ------       ------         ------

     Revenues
     Sale of turnkey projects                    10,530         10,971       29,100         29,339
     Sale of raw materials                          573            654        1,328          2,664
                                                -------        -------      -------        -------
     Total Sales                                 11,103         11,625       30,428         32,003
     Cost of Sales                               (4,415)        (4,882)     (11,962)       (13,706)
                                                -------        -------      -------        -------
     Gross Profit                                 6,688          6,743       18,466         18,297
     Depreciation of fixed assets                (1,109)        (1,112)      (3,353)        (3,335)
     Selling and administrative expenses           (328)          (287)        (980)          (929)
     Financial income (expenses) net                (18)           (28)         (57)           (76)
     Minority interest in operations of
       Consolidated subsidiary                      537            537        1,611          1,722
                                                -------        -------      -------        -------
     Income before income taxes                   5,770          5,853       15,687         15,679
     Income taxes                                  (800)          (570)      (2,185)        (1,569)
                                                -------        -------      -------        -------
     Net income                                   4,970          5,283       13,502         14,110
                                                =======        =======      =======        =======
     Earnings per share                           0.072           0.08         0.20           0.24
                                                =======        =======      =======        =======
     Weighted average common and
       equivalent shares outstanding         69,000,000     66,000,000   69,000,000     59,959,484
                                             ==========     ==========   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
                                   (Unaudited)


                                                                   Nine Months Ended Sept, 30
                                                                  ----------------------------
                                                                    1999                1998
                                                                  -------             --------

Cash Flow From Operating Activities:
Net Income                                                        13,502              14,110
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                  3,353               3,335
     Minority Interest                                           (1,611)             (1,722)
     Changes in Non-Cash Working Capital                           2,148             (7,505)
                                                                 -------             -------
          Net Cash Provided by Operating Activities               17,392               8,218
                                                                 =======             =======
Cash Flows from Investing Activities:
     Proceeds from issue of shares                                     0                   0
     Payments for Acquisition of Fixed assets                          0                   0
                                                                 -------             -------
          Net Cash Provided by (Used in) Investing Activities          0                   0
                                                                 =======             =======
Financing Activities:
     Repayment of bank overdraft                                   (216)                 (6)
     Repayment of secured loan                                         0                 (6)
     Net Borrowings Under Bank Import Loans                          117               (578)
                                                                 -------             -------
          Net Cash Provided by (Used in) Financing Activities       (99)               (590)
                                                                 =======             =======
Net Increase (Decrease) in Cash                                   17,293             (7,628)
                                                                 =======             =======
Cash, Beginning of Period                                         35,668              17,808
                                                                 -------             -------
Cash, End of Period                                               52,961              25,436
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

Results of Operation

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

Revenues

     Revenues decreased by $522,000 or 4.49% to $11,103,000 for the three months ended September 30, 1999 from $ 11,625,000 for the corresponding period of the prior year. The decrease in revenues can partially be accounted for by the decrease in the sale of raw materials. Management is shifting the emphasis from the sale of raw materials to the sale of turnkey projects as it believes that resources of the Company can best be utilized by concentrating on the marketing and sale of turnkey projects.

Cost of Sales

     Cost of sales of turnkey projects includes the cost of machinery purchased and salaries and wages paid to engineers and consultants. Cost of sales of turnkey projects as a percent of sales was 39.76% for the three months ended September 30,1999 compared to 41.99% for the corresponding period of prior year. The decrease in the cost of sales is principally attributable to the decrease in the sale of raw materials.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $3,000 to $ 1,109,000 for the three months ended September 30, 199 from $1,112,000 for the corresponding period of the prior year or virtually constant during both of the periods.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $41,000 or 14.28% to $ 328,000 for the three months ended September 30, 1999 from $ 287,000 for the corresponding period of the prior year. This increase resulted from additional costs incurred in anticipation of the offerings in Singapore of shares of the Company's subsidiaries.

Financial Income / (Expense), net

     Financial income/ (expense) net, is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 10,000, or 35.71% to $18,000 for the three months ended September 30, 1999 from $28,000 for the corresponding period of the prior year. This decrease resulted from the decrease in the bank overdraft.

Income Taxes

     Income taxes for the three months ended September 30 1999 were $800,000 or 13.86% of pretax income. This compares with $ 570,000 or 9.74% of pretax income for the corresponding period of the prior year. There was an under provision of income tax of approximately $285,000 in the corresponding period of the prior year which artificially reduced income taxes as a percentage of pre-tax income.

Net Income

     Net income decreased by $313,000 or 5.9% to $ 4,970,000 for the three months ended September 30, 1999 from $5,283,000 for the corresponding period of the prior year. This decrease resulted principally from a decrease in the sale of raw materials and a higher provision for income taxes.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

Revenues

     Revenues decreased by $1,575,000 or 4.92% to $30,428,000 for the nine months ended September 30, 1999 from $ 32,003,000 for the corresponding period of the prior year. The decrease in revenues is principally attributable to a decrease in the sale of raw materials. Management is shifting the emphasis from the sale of raw materials to the sale of turnkey projects as it believes that resources of the Company can best be utilized by concentrating on the marketing and sale of turnkey projects.

Cost of Sales

     Cost of sales of turnkey projects includes the cost of machinery purchased and salaries and wages paid to engineers and consultants. Cost of sale of turnkey projects as a percentage of sales was 39.30% for the nine months ended September 30,1999 compared to 42.80% for the corresponding period of prior year. The decrease in the cost of sales is principally attributable to a decrease in the sale of raw materials.

Depreciation of Fixed Assets

     Depreciation expenses increased by $ 18,000 to $ 3,353,000 for the nine months ended September 30, 1999 from $3,335,000 for the corresponding period of the prior year or virtually constant for both of the periods.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $ 51,000 or 5.49% to $ 980,000 for the nine months ended September 30, 1999 from $ 929,000 for the corresponding period of the prior year. This increase resulted from additional costs incurred in anticipation of the offering in Singapore of shares of the Company's subsidiaries.

Financial Income / (Expense), net

     Financial income/ (expense) net, is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $ 19,000, or 25% to $57,000 for the nine months ended September 30, 1999 from $76,000 for the corresponding period of the prior year. This decrease resulted from a decrease in bank borrowings.

Income Taxes

     Income taxes for the nine months ended September 30 1999 were $2,185,000 or 13.92% of pretax income. This compares with $ 1,569,000 or 9.66% of pretax income for the corresponding period of the prior year. There was an under provision of income tax of approximately $610,000 for the corresponding period of the prior year which artificially reduced the taxes as a percentage of pre-tax income.

Net Income

     Net income decreased by $608,000 or 4.31% to $ 13,502,000 for the nine months ended September 30, 1999 from $14,110,000 for the corresponding period of the prior year. This decrease principally resulted from a decrease in the sale of raw materials and a higher provision for income taxes.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of $51,183,000 including a cash balance of $52,961,000. This compares to a working capital of $35,939,000 and a cash balance of $ 35,668,000 at December 31 1999.

     Net cash provided by operating activities increased to $17,392,000 for the nine months ended September 30, 1999 from $8,218,000 for the corresponding period of the prior year. This increase resulted from a decrease in the amount due to from related companies and a decrease in the creditor balances and accruals.

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

     Net cash used in financing activities decreased to $99,000 for the nine months ended September 30, 1999 from $590,000 for the corresponding period of the prior year. This decrease resulted from an increase in borrowings under Bank Import Loans which was partially offset by repayment of a bank draft.

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