Form 10-Q
period 2000-03-31
CHINA CONTINENTAL INC /UT/
filed 2000-05-23
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                          87-0431063
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


    4010-12 Convention Plaza Office Tower, 1 Harbour Road Wanchai, Hong Kong
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2507-2211
                           ---------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES  NO   X
                                                                      --   ----

     As of March 31, 2000, 99,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2000
           and December 31, 1999 (audited)                                  3

           Unaudited Consolidated Statements of Income -
           For the three months ended March 31, 2000 and 1999               4

           Unaudited Consolidated Statements of Cash Flows -
           For the three months ended March 31, 2000 and 1999               5

           Notes to Unaudited Consolidated Financial Statements             6

  Item 2.  Management Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

PART II - OTHER INFORMATION

           Signatures                                                       9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                      March 31,        Dec. 31,
                                                        2000             1999
                                                      ---------        ---------
ASSETS
Current Assets
  Cash and deposits                                     5,657             870
  Accounts receivable, net of provision                 9,304           7,411
  Prepayments, deposits and other receivable          170,835         170,835
  Amount due from related companies                     4,337           4,337
                                                     ---------       ---------
  Total Current Assets                                190,133         183,453
                                                     ---------       ---------
Fixed Assets                                              364             390
Investment in joint ventures                            8,638           8,638
Other assets                                              645             645
                                                     ---------       ---------
Total Assets                                          199,780         193,126
                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                          504             510
  Payable and accruals                                  3,865           2,830
  Bank import loans                                       360             385
  Secured bank loan                                        17              17
  Due to related companies                                582             582
  Income taxes payable                                 15,988          15,284
  Amounts due to directors                              3,883           3,351
                                                     ---------       ---------
  Total current liabilities                            25,199          22,959
                                                     ---------       ---------
Long-term liabilities                                   1,241           1,245
                                                     ---------       ---------
Total Liabilities                                      26,440          24,204
                                                     ---------       ---------
Stockholders' Equity
  Share capital                                            99              99
  Contributed surplus                                  56,556          56,556
  Retained earnings                                   116,685         112,267
                                                     ---------       ---------
Total Stockholders' Equity                            173,340         168,922
                                                     ---------       ---------
Total Liabilities and Stockholders' Equity            199,780         193,126
                                                     =========       =========


    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                   2000                  1999
                                                 ---------             --------
Revenues
Sales of turnkey projects                         8,417                  7,870
Sales of raw materials                                0                    380
Total revenues                                    8,417                  8,250
Cost of sales                                    (2,946)                (3,253)
                                                ---------              --------
Gross profit                                      5,471                  4,997
Depreciation of fixed assets                        (26)                (1,122)
Selling and administrative expenses                (295)                  (302)
Financial income (expenses) net                     (28)                   (19)
Minority interest in operation of consolidated
subsidiary                                            0                    537
                                                ---------              --------
Incomes before income taxes                       5,122                  4,091
Income taxes                                       (704)                  (570)
                                                ---------              --------
Net income                                        4,418                  3,521
                                                ---------              --------
Earnings per share                                0.045                   0.05
                                                =========              ========
Weighted average common and equivalent
shares outstanding                           99,000,000             69,000,000
                                             ============           ===========



   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)

                                                                  Three Months Ended March, 31
                                                                  ----------------------------
                                                                   2000                  1999
                                                                  ------                ------

Cash Flow From Operating Activities:
Net Income                                                        4,418                 3,521
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                    26                 1,122
     Minority interest in operation of consolidated subsidiary        0                 (537)
     Changes in Non-Cash Working Capital                            378                 1,674
                                                                 -------               -------
          Net Cash Provided by Operating Activities               4,822                 5,780
                                                                 =======               =======
Cash Flows from Investing Activities:
     Proceeds from issue of shares                                    0                     0
                                                                 -------               -------
     Payments for Acquisition of Fixed assets                         0                     0
                                                                 =======               =======
          Net Cash Provided by (Used in) Investing Activities         0                     0
Financing Activities:
     Repayment of bank overdraft                                    (6)                    11
     Repayment of secured loan                                      (4)                     0
     Net Borrowings Under Bank Import Loans                        (25)                    50
                                                                 -------               -------
          Net Cash Provided by (Used in) Financing Activities      (35)                    61
                                                                 -------               -------
Net Increase (Decrease) in Cash                                   4,787                 5,841
Cash, Beginning of Period                                           870                35,668
                                                                 -------               -------
Cash, End of Period                                               5,657                41,509
                                                                 =======               =======


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-K for the fiscal year ended December 31, 1999.


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

Results of Operation

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

Revenues

     Revenues increased by $167,000 or 2.0% to $8,417,000 for the three months ended March 31, 2000 from $8,250,000 for the corresponding period of the prior year. The increase is attributable to an increase of $547,000 in the sale of turnkey projects which was partially offset by a $380,000 decline in the sale of raw materials.

Cost of Sales

     Cost of sales of turnkey projects includes cost of machinery purchased and salaries and wages paid to engineers and consultants. Cost of sale of turnkey projects was 35% for the three months ended March 31, 2000 compared to 36.5% in prior period.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $ 1,096,000 or 97.60% to $26,000 for the three months ended March 31, 2000 from $1,122,000 for the corresponding period of the prior year. The decrease resulted from the disposal of the principal depreciable assets, Chengde Dafeng Agriculture & Animal Husbandry Co., Ltd. in October, 1999.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $ 7,000 or 2.3% to $ 295,000 for the three months ended March 31, 2000 from $ 302,000 for the corresponding period of the prior year. The decrease is attributable to no selling expense being incurred on the sale of raw materials.

Financial Income / (Expense), net

     Financial income/(expense) net, is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by $ 9,000, or 47.30% to $28,000 for the three months ended March 31, 2000 from $19,000 for the corresponding period of the prior year. This decrease resulted from decreased bank borrowings.

Income Taxes

     Income taxes for the three months ended March 31, 2000 were $704,000 or 13.74% of pretax income. This compares with $ 570,000 or 13.9% of pretax income for the corresponding period of the prior period.

Net Income

     Net income increased by $897,000 or 25.47% to $ 4,418,000 for the three months ended March 31, 2000 from $3,521,000 for the corresponding period of the prior year. This increase is principally attributable to the decrease in depreciation charge for the period.

Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of $183,560,000 including a cash balance of $5,657,000 This compares to working capital of $34,806,000 and a cash balance of $41,509,000 at March 31, 1999.

     Net cash provided by operating activities decreased to $4,822,000 for the three months ended March 31, 2000 from $5,780,000 for the corresponding period of the prior year. This decrease resulted from changes in working capital.

     The Company had no investing activities for either the three months ended March 31, 2000 or March 31, 1999.

     For the three months ended March 31, 2000, the Company used $35,000 in its financing activities compared to $61,000 provided by financing activities for the corresponding period of the prior year. This change is nearly entirely attributable to the receipt of a $50,000 loan in the prior period, while $25,000 of that loan was repaid in the current period.

     The Company business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the purchase of the new farm will require outside financing. Apart from the foregoing, the Company has sufficient capital to execute its business plan for the next twelve months.

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



                                        CHINA CONTINENTAL, INC.

                                        /s/ Harry H.H. Ho
                                        ------------------------------------
                                        Harry H.H. Ho
                                        Chairman and Chief Executive Officer
May 23, 2000

                                        /s/ Eric Ng
                                        ------------------------------------
                                        Eric Ng
                                        Chief Financial Officer and Secretary
May 23, 2000