Form 10-K
period 1999-12-31
CHINA CONTINENTAL INC /UT/
filed 2000-05-26
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 1999


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


    4010-12 Convention Plaza Office Tower, 1 Harbour Road, Wanchai Hong Kong.
               (Address of principal executive offices) (Zip Code)

Registrant Telephone Number, Included Area Code : 011-852-2507-2211

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
             None                                       None

Securities Registered Pursuant to Section 12(g) of the Act::

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

     The issuer revenues for its most recent fiscal year were US$38,873,984

     At of December 31, 1999, 99,000,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $46,411,200

                      DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Annual  Small Business Disclosure Format:   Yes     No   X
                                                     ----   -----

                                TABLE OF CONTENTS



PART I                                                                   Page
                                                                        -------

         ITEM 1. DESCRIPTION OF BUSINESS..............................     4
         ITEM 2. DESCRIPTION OF PROPERTIES............................     9
         ITEM 3. LEGAL PROCEEDINGS....................................     9
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS..................................     9


PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS..........................   10
         ITEM 6. SELECTED FINANCIAL DATA..............................   10
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATION............................................   13
         ITEM 7A QUANTITATIVE AND QUALIFICATION DISCLOSURE
                 ABOUT MARKET RISK....................................   18
         ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA.................................................   18
         ITEM 9  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.............................   18

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..........................................   18
         ITEM 11. EXECUTIVE COMPENSATION..............................   18
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ..............................   21
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY
                  TRANSACTION.........................................   21
PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTINGS ON FORM 8-K..............................   22


                  SIGNATURES..........................................   23

                  INDEX TO CONSOLIDATED FINANCIAL
                  STATEMENTS..........................................  F-1

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

This Form 10-K  contains  forward  -looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 20 of this Form 10-K.

The Company

     China Continental, Inc. (the "Company" or "CHCL") designs, installs and sells plastic production lines on a turn-key basis; sells machinery and equipment for the manufacture of plastic products and imports, and resells raw materials. The major portion of the Company's sales are to plastic manufacturers in the People's Republic of China ("PRC" or "China"). The Company has completed approximately 82 turn-key projects throughout the PRC, varying in size from $300,000 to $5 million United States dollars. Eight turn-key projects had been completed during the calendar year 1999 averaging US$4.5 million per contract. Typically turn-key projects require four to eight months to complete, depending on their size and complexity. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. To strengthen its revenue base and diversify its business activities, the Company has contracted to purchase Dong Wu Bio Tech Farm in Northern Mongolia. The Company became a US listed public company via a reverse merger in February, 1995.

Market and Client Base

     In the 1990's, the Company began to market fully automated production lines to plastic product manufacturers in the PRC on a turn-key basis . Beginning in 2000, the Company will import semen and embryos of Australian livestock for implantation into local recipients. The sheep from the first generation of offspring will be selected and propagated at Dong Wu Bio Tech Farm which will then be sold in Mainland China.

Business Segments

The Company has three principal business segments:

     *    Sale of turn-key plastic production lines;

     *    Importer and reseller of raw materials;

     *    Operation of a breeding center.

Sale of Turn-key Plastic Production Lines

     In the 1990's, the Group began marketing on a turn-key basis fully automated production lines to plastic product manufacturers in the PRC. These turn-key projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment. The Company has completed approximately 82 turn-key projects throughout the PRC, varying in size from $300,000 to $5 million. The Company also imports and resells raw materials and machinery and equipment to plastic manufacturers in the People's Republic of China.

     A typical turn-key project takes four to eight months to complete depending on its size and complexity. The design of a production line is based on job specifications obtained from the customers, such as the particulars of the plastic products, the packaging format, the intended maximum production capacity and the layout of the factory premises. The installation and maintenance of production lines are handled jointly by the original equipment manufacturers and the Company. Test-runs of the turn-key production lines are conducted by engineers of the Company to ensure quality and that they meet specified requirements. Turn-key projects usually have warranties ranging from six months to one year during which repairs and maintenance are provided by the Company free of charge.

Sale of Machinery and  Equipment,  Accessories,  Spare Parts,  Raw Materials and
Steel

     Sale of machinery and equipment, accessories, spare parts, raw materials and steel are conducted in conjunction with the sale of turn-key plastic production lines.

Principal Suppliers

     The Company acquires its machinery and plastic materials from Nippon Polyurethane Industry Co., Ltd., Nihon Unipolymer Co., Ltd., Tomen Corporation, Janson Co., Ltd. Vicson Iron Works Co., Ltd., Cheer Young Machinery Works Co., Ltd., Mintop Development Limited, Wing Lee Hong and K S Plastics Inc.

Employees

     As of December 31, 1999, the Company employed a sales and administrative staff of 14 persons in Hong Kong and a technical staff of approximately 40 persons in the PRC.

Competition

     The market for turn-key automated production lines in the plastic manufacturing industry is highly fragmented in the PRC. The Company believes that it is a leading designer, installer and marketer of automated turn-key plastic production lines in the PRC and that it provides buyers with superior post installation technical, engineering and quality control support. To date, there has been no significant price competition in this market, but price competition may become a factor in the future.

Economic development in the People's Republic of China ("PRC" or "China")

     Since 1953, the development of the PRC's economy has been characterized by the adoption of the "Five Year Plans". Implementation of the plans is carried out under the supervision of the State Planning Commission, which reports directly to the State Council. The ninth Five Year Plan for national, economic and social development for 1996-2000, along with a ten-year program which extends to 2010, was adopted in 1996, by the Standing Committee of the National People's Conference.

     In 1999, facing complicated political and economic circumstances at home and aboard, China enacted policy measures to increase input and expand demand. The net result of these initiatives was a 7.1% increase in the gross domestic product.

     Although the domestic political and economic situation in the PRC and Asia is still complicated, it has improved to some degree over 1999. In the PRC market consumption is steady. Since the 4th quarter of 1999, retail sales of consumer goods have increased while deflation has moderated. As the international economy improves and the Asian economies recover, China's import and export business have also recovered. Since the second half of 1999 exports are up substantially.

     For 2000, the steps of reform in PRC state owned enterprises will be further accelerated. With the adjustment of strategic distribution in the state owned economy and the implementation of strategic reshuffling in state owned enterprises, the economic efficiency of state owned enterprises will hopefully be improved.

     The economic re-development of Western China has also begun Construction of infrastructure including acceleration of the construction of the main lines of the national railroad and provincial trunk lines has begun as has the expansion of facilities for transporting water to Western China. Both the jobs created by the infrastructure development and those resulting from it should help economic development in Western China and the PRC. China is targeting a 7.5% increase in its gross domestic production for the current year.

FUTURE PROSPECT OF THE COMPANY

     During the 1990s, the Company began to market fully automated production lines on a turnkey basis to plastic product manufacturers in the People's
Republic of China ("PRC" or "China"). These turnkey projects require the provision of services from the design of the engineering configuration of the production lines to the supply and installation of the machinery and equipment.

     The company also owns a minority interest in Weifang Great Dragon Chemical Fiber Company Limited ("Weifang") which was purchased in April, 1997 for US$8 million in cash. The principal activity of Weifang is the production of polyester tire cord fabrics and polyester/nylon canvasses. Polyester tire cord fabrics are one of the main components in the manufacture of radial tires. The Company intends to acquire additional shares in Weifang Great Dragon Chemical Fiber Company Limited with the ultimate objective of having it listed on the Stock Exchange of Singapore.

     In approaching the next millennium, food production in China is still the paramount question despite recent advances of scientific methods in agriculture and animal husbandry. The global demand for food is expected to be critical for continued growth, particularly in developing countries. The Company feels that the challenge of providing food can only be met through agricultural genetic engineering. Therefore the goal of the Company is to increase shareholders' value and to be involved in selected emerging high-growth sectors, particularly in the provision of technologies utilized in agricultural genetics and farming in China.

     Despite being the most populous nation and the largest livestock producer in the world, China lacks high quality livestock and hybred seeds to sustain its agricultural industry. Unless new emphasis is placed on optimizing the use of land and livestock, economic self-sufficiency cannot be achieved.

     The Company believes that it has identified a niche by initiating a multi-phase program to enhance agricultural production in China through the provision of agricultural genetics technology to support the Country's increasing demand of food. The strong relationship that the Company enjoys with both its Chinese and International partners will provide the Company with strategic access to this development opportunity.

     The Company has embarked on a livestock and genetic engineering joint venture called Dong Wu Bio-Tech Farm. The farm is located in Northern Mongolia. The emphasis of the Company is to lead, focus and manage a selected high growth emerging business within a specific growing industry group, particularly in the provisions of technologies in agricultural genetics and farming in China, and to generate from these businesses the potential of significant returns. The Company believes opportunities exist for its growth in the business of agricultural genetics and farming in China, particularly in those areas that offer potential proprietary technology development and potential market dominance.

     The Company believes that there are a number of favorable factors that will enable it to achieve its objectives, including, but not limited to the following:

     * The opportunity to lead the market in the agricultural genetics and farming industry in China with the ability to make available the latest techniques and know-how in genetics technology and farming;

     *    The  presence  of  dedicated   management  and  staff  with  necessary
          expertise;

     *    The unique location and  availability  of a significant  size of land;
          and

     * The strong support from its Chinese and international partners, ensuring that it is a position to exploit existing and future opportunities in agricultural genetics.

     A highly qualified team of five genetic professors has been recruited by the Company to establish and initially manage a feedlot breeding center for Boer goats and crossbred Boer goats, improving the genetic makeup of the domestic Chinese herd through advanced semen extraction, artificial insemination and embryo transplant techniques. Research and development teams participation will also introduce enhanced farm management practices and technology, including nutritional expertise, animal husbandry techniques and western farming practices proven to maximize efficiency in livestock production and herd management.

     The objectives of this project are:

     * Support the Chinese Government's Grain Conservancy Policy for the development of pasture fed animals such as sheep, goats and cattle as, unlike pigs so that they do not compete for grains with humans;

     * Produce superior breeding livestock to improve China's livestock population; and

     *    Provide red meat for a population of 1.4 billion people.

     The proposed project will entail the marketing and sale of thoroughbred Breeding livestock and superior breed semen & embryos to contract breeders and growers. The contract breeders will be coordinated by municipal, provincial and central governments. The Company intends to repurchase the offspring (the Crossbreed) of the artificially bred livestock for feedloting and slaughter in the Company's contracted abattoir.

     The project also involves sub-contracting an abattoir that will meet USDA, EU, Japan, China and Halal health requirements, and sub-contracting a meat packing plant equipped with tanning, fabricating and rendering facilities and with the capacity to process 500,000 head of sheep and goats and 40,000 head of cattle yearly. High quality brand products will then be distributed both in China and worldwide. The Company will be involved in the sale of feed, feed additives, minerals, vitamins, veterinary drugs and other related items and the production and sale of milk, skin, hide, wool and cashmere.

     In summary, this proposed project will propagate breeding livestock and, when practicable, the Company will consider, establishing a seed division. The purpose of the seed division will be to improve China agricultural production through quality genetics. The seed industry is a rapidly developing industry undergoing decentralizing government control and regulation. According to recent studies, China's seed industry is facing pressure to improve yields to feed its increasing human and livestock populations. China imports vegetable seeds, potato seeds, turf seeds, oilseed and fruit seeds for planting and exports rice planting seeds, soybeans, forage seeds, sugar beets and vegetable seeds to over 20 countries. At present, China is not a major world exporter of planting seeds due to a lack of facilities, a poor distribution system, inadequate testing labs, technology and machinery.

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

     The Company intends to maximise its substantial cashflow to enhance the values of its venture businesses through effective management, operations and development strategies. The Company believes opportunities exist for its growth in the business of agriculture and farming in China and are confident of the growth of the Company and its rewarding prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company principal administrative is located in Hong Kong at 4010-12 Convention Plaza, Office Tower, 1 Harbour Road, Wanchai, the Company occupies these facilities under a two year lease.

     The marketing , technical facilities and supporting teams are located in Hong Kong at 1801-1806, Hua Qin International Building, 340 Queen Road Central. This premises are owned by the Company.

     The farm for which the Company has contracted, Dong Wu Bio Tech Farm is located in the People's Republic of China.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's common stock trades on the OTC Electronic Bulletin Board and is quoted under the symbol "CHCL.OB", the following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period.

                               1999                              1998
                         -----------------               --------------------
                         High          Low               High             Low

First Quarter            0.75          0.328             1.03             0.50
Second Quarter           0.703         0.203             1.156            0.563
Third Quarter            0.563         0.188             0.984            0.516
Fourth Quarter           1.50          0.313             1.00             0.50

     The quotation reflects the inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Holders

     At December 31, 1999 there were approximately 340 holders of record.

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


                                   Year      Year      Nine      Year      Year
                                   Ended     Ended     Months    Ended     Ended
                                                       Ended
                                   Dec 31    Dec 31    Dec 31    Dec 31    Dec 31
                                   1999      1998      1997      1997      1996
                                  --------  --------  --------  --------  --------

Income Statement Data:
Automatic production lines         36,434    $32,806   $18,815   $31,957   $34,897
Raw materials                         670      1,594     1,846     2,782     3,451
Breeding center                     1,770      2,388         0         0         0
                                  --------   --------  -------   -------   -------
Total sales                        38,874     36,788    20,661    34,759    38,348
Cost of sale                       14,674     14,284     8,335    14,290    15,228
                                  --------   --------  -------   -------   -------
Gross profit                       24,200     22,504    12,325    20,469    23,120
Depreciation of fixed assets       (3,897)    (4,841)     (386)      (80)      (64)
Selling and administrative
expenses                           (1,205)    (2,395)     (510)     (959)   (1,249)
(Provision) Recovery for
doubtful accounts                    (675)      (681)        0       289    (1,217)
Financial income (expenses), net     (126)      (165)      (57)      (55)      (73)
Other income (expenses) net            (9)       360     2,919      (595)   (2,518)
Gain on disposal of Wealthy Asia
Limited                            11,431
Share of income/(loss) of
associated companies                    0        103       144         0      (235)
Income before income tax           29,719     14,885    14,435    19,069    17,764
Income taxes                        3,114      2,890     1,290     2,635     2,742
                                  --------   --------  -------   -------   -------
Income before minority interest    26,605     11,995    13,145    16,434    15,022
                                  --------   --------  -------   -------   -------
Minority interest                   1,631      2,114         0         0         0
                                  --------   --------  -------   -------   -------
Income for the year                28,236     14,109    13,145    16,434    15,022
                                  --------   --------  -------   -------   -------
Net income per share                 0.37       0.23      0.50      0.63      0.58
                                  --------   --------  -------   -------   -------
Weighted average shares
outstanding                        75,904     62,306    26,000    26,000    26,000
                                  --------   --------  -------   -------   -------

                                 Year      Year      Nine      Year      Year
                                 Ended     Ended     Months    Ended     Ended
                                                     Ended
                                 Dec 31    Dec 31    Dec 31    Dec 31    Dec 31
                                 1999      1998      1997      1997      1996
                                -------  --------  --------  --------  --------
Balance Sheet Data at period end

Working capital (decifit)      (14,678)   35,938   (26,392)   55,784    (8,048)
                              --------- --------- ---------  --------  --------
Total Assets                   188,941   253,269   218,447    73,282    53,773
                              --------- --------- ---------  --------  --------
Long-term Liabilities            1,245     1,261         0         0        21
                              --------- --------- ---------  --------  --------
Shareholders Equity            164,737   128,543    70,694    57,516    40,713
                              --------- --------- ---------  --------  --------

     The Company changed its financial year end date to December in 1997 and accordingly the following table sets forth, for the periods and dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company audited consolidated financial statements in the Index to Financial Statements on page F-1 of this report. See also Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation.

                                                 Year ended December 31
                                         --------------------------------------
                                          1999          1998             1997
                                         audited       audited         unaudited
                                         -------       -------         ---------
Income Statement Data

Automatic production lines               36,434        $32,806         $21,759
Raw materials                               670          1,594           2,364
Breeding Center                           1,770          2,388               0
                                        --------      ---------        --------
Sales                                    38,874         36,788          24,123
Cost of sale                             14,674         14,284           8,042
                                        --------      ---------        --------
Gross profit                             24,200         22,504          16,081
Depreciation of fixed assets             (3,897)        (4,841)           (402)
Selling and administrative expenses      (1,205)        (2,395)           (556)
(Provision) Recovery for doubtful
 accounts                                  (675)          (681)            289
Financial Income (Expenses) net            (126)          (165)            (91)
Other Income (Expenses) net                  (9)           360           2,304
Gain on disposal of Wealthy Asia
Limited                                  11,431
Share of income /(losses) of
associated companies                          0            103             201
Income before income tax                 29,719         14,885          17,826
                                        --------      ---------        --------
Income taxes                              3,114          2,890           2,683
                                        --------      ---------        --------
Income before minority interest          26,605         11,995          15,143
                                        --------      ---------        --------
Minority interest                         1,632          2,114               0
                                        --------      ---------        --------
Net income                               28,236         14,109          15,143
                                        --------      ---------        --------
Net income per share                       0.37           0.23            0.60
                                        --------      ---------        --------
Weighted average shares outstanding      75,904         62,306          26,000
                                        --------      ---------        --------

                                                Year ended December 31
                                               -------------------------
                                               1999        1998         1997
                                              audited     audited      audited
                                             ---------   ---------    ---------
Balance Sheet Data (At Year End)

Working capital                              (14,678)     35,938      (26,392)
                                            ---------   ---------    ---------
Total assets                                 188,941     253,269      218,447
                                            ---------   ---------    ---------
Long term liabilities                          1,245       1,261            0
                                            ---------   ---------    ---------
Shareholders Equity                          164,737     128,543       70,694
                                            ---------   ---------    ---------

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve months ended December 31,1999 versus Twelve months ended December 31,1998
--------------------------------------------------------------------------------
Revenues

     Revenues increased by US$2,086,000 or 5.60% to US$38,874,000 for the twelve months ended December 31, 1999 from US$36,788,000 for the prior year. This increase is principally attributable to an increase in the sale of turn-key projects by US$3,628,000, which was partially offset by a decrease in the sale of raw materials by US$924,000 and in breeding center income of 618,000.

Cost of revenues/sales

     Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended December 31, 1999, cost of sales as a percentage of revenue on turn-key projects was 36.40%, representing a decrease of 2.40% from 38.80% for the prior year. The decrease is mainly attributable to the decrease in the cost of materials..

Depreciation of Fixed Assets

     Depreciation expense decreased by US$944,000 or 19.5% to US$3,897,000 for the year ended December 31, 1999 from US$4,841,000 for the prior year. The decrease was attributable to the sale of the farm located in Chengde Dafeng in October, 1999.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expenses decreased by US$1,190,000 or 49.68% to US$1,205,000 for the year ended December 31, 1999 compared to US$2,395,000 for the prior year. The decrease resulted because the Company spent less on financial and other public relations during 1999.

Provision for doubtful accounts

     The provision for doubtful accounts decreased by US$6,000 or 1% to US$675,000 for the year ended December 31, 1999 from US$681,000 for the prior year. Generally, uncollectible accounts as a percent of receivable remains fairly constant.

Financial Income (Expense) Net

     Financial income/ (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by US$39,000 or 23.36% to US$126,000 for the year ended December 31, 1999 from US$165,000 for the prior year. This decrease is attributable to a decrease in bank borrowing.

Other Income

     Other income increased by US$11,062,000 or 3,072% to US$11,422,000 for the year ended December 31, 1999 from US$360,000,000. The increase can mainly be accounted for by the gain on the disposal of the Company's subsidiary, Wealthy Asia Limited of US$11,431,000. The major asset of Wealthy Asia Limited was a 51% holding in Chengde Dafeng Agriculture and Animal Husbandry Co. Ltd., a Sino-Singapore joint venture incorporated in the Peoples' Republic of China on December 3, 1997.

Gain on disposal of Wealthy Asia Limited

     The gain on disposal of Wealthy Asia Limited amounted to US$11,431,000. The major asset of Wealthy Asia Limited was a 51% holding in Chengde Dafeng Agriculture and Animal Huabandry Co. Ltd., a Sino-Singapore joint venture incorporated in the People's Republic of China on December 3, 1997.

Income taxes

     Income taxes for the year ended December 31,1999 were US$3,114,000 or 16.65% of pre-tax income. This compares with US$2,890,000 or 18.89% of pre-tax income for calendar year 1998. The tax rate was lower for 1999 because a portion of the income was classified as capital gains which are not subject to tax.

Net Income

     Net income increased by US$14,127,000 or 100% to US$28,236,000 from US$14,109,000 for the year ended December 31, 1999. The increase is attributable to an increase in sales of US$ 2,086,000 and the gain on the sale of the farm of US$11,431,000. The increase of which is partially offset by the increase in provision for bad and doubtful debts.

Twelve Months Ended  December 31, 1998 versus  Twelve Months Ended  December 31,
1997

Revenues

     Revenues increased by US$12,665,000 or 52.50% to US$36,788,000 for the twelve months ended December 31, 1998 from US$24,123,000 for the prior year. This increase is attributable to an increase in the sale of turn-key projects of US$11,000,000 and the sale of the breeding center for US$2,388,000 which were partially offset by a decrease in sale of raw materials.

Cost of revenues/sales

     The cost of sales of turn-key projects includes the cost of machinery purchased, and the salaries and wages paid to engineers and consultants. For the year ended December 31, 1998, cost of sales as a percentage of revenue on turn-key projects was 38.82%, representing a increase of 5.48% from 34.34% for the prior year. The increase is attributable to an increase in the cost of materials..

Depreciation of Fixed Assets

     Depreciation expense increased by US$4,439,000 or 1,104% to US$4,841,000 for the year ended December 31, 1998 from US$402,000 for the prior year. The increase in depreciation expense is attributable due to the acquisition of the farm for US$175,292,130 which is being depreciated over a period of 40 years.

Selling and administrative expenses

     Selling and administrative expenses include salaries, commissions and other direct employment costs paid by the Company to sales representatives and other professionals. Selling and administrative expenses increased by US$1,839,000 or 330.76% to US$2,395,000 for the year ended December 31, 1998 compared to US$556,000 for the prior year. The increase is attributable to additional costs incurred by the Company for financial public relations and related expenses and the increases associated with higher revenues.

Provision for doubtful accounts

     The provision for doubtful accounts increased by US$970,000 or 235% toUS$681,000 for the year ended December 31, 1998 against a recovery of bad debts of US$289,000 for the prior year. The increase resulted from the Company writing off all receivables which had been outstanding for one year or longer.

Financial Income (Expense) Net

     Financial income/ (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by US$74,000 or 81.32% to US$(165,000) for the year ended December 31, 1998 from US$(91,000) for the prior year. This increase is attributable to increase in borrowing.

Other income/(expenses)

     Other income decreased by US$1,944,000 to US$360,000 for the year ended December 31, 1998 from US$2,304,000 for the prior year. This decrease resulted because of the gain on the sales of Gain Whole Limited and Megaway Development Limited during the year ended December 31, 1997.

Share of income/(losses) of associated companies

     Other than Weifang Great Dragon Chemical Fibre Company Limited, the associated Companies of the Company are principally operated on an break even basis. The Company has no further obligation to support the associated companies and the losses sustained by them. During 1997, the Company incurred an additional loss in value from the remaining interest in associated companies which reduced their carrying value to zero. Therefore, no share of post-acquisition losses was provided for during the year ended March 31, 1997. The share of profit of the associated companies represented merely the Company's share of the profit of Weifang Great Dragon Chemical Fiber Company Limited for the year ended December 31, 1998 which totaled US$102,000.

Income taxes

     Income taxes for the year ended December 31,1998 were US$2,890,000 or 18.88% of pretax income. This compares with US$2,683,000 or 14.77% of pretax income for the prior year. The increase in percentage is due to the fact that there was a charge back of an income tax provision during the year ended December 31, 1997. In addition, certain income derived during the year ended December 31, 1997 was considered as a capital gain and was not subject to income tax.

Net Income

     Net income decreased by US$1,034,000 or 6.83% to US$14,109,000 from US$15,143,000 for the year ended December 31, 1998. The decrease is attributable to the increase in depreciation and selling expenses which were partially offset by the increase in revenue.

Liquidity and capital resources

     At December 31, 1999, the Company had working capital of (US$14,678,000), including a cash balance of US$870,000. This compares to a working capital of US$35,938,000 and a cash balance of US$35,668,000 at December 31, 1998.

     Net cash provided by operating activities increased to US$25,355,000 from US$18,751,000 for the prior year. The cash provided by operating activities consisted principally of US$24,317,000 of net income, an increase in gain on disposal of subsidiary, an increase amount due to director, and an increase in income tax payable.

     Net cash used in investing activities totaled US$60,070,000 for the year ended December 31, 1999 compared to US$2,000 for the year ended December 31, 1998. In both years the Company had nominal purchase of fixed assets, in the year ended December 31, 1997, the Company used US$159,600,000 as deposit for the purchase of investment in land. This was partially offset by the proceeds on disposal of the subsidiary.

     Net cash used in financing activities totaled US$(83,000) for the year ended December 31,1999. Net cash provided by financing activities consisted principally of net repayments which were partially offset by advances of bank overdrafts.

     The Company business has historically been capital intensive. In most years internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity other than for the purchase of the farm to meet ordinary capital requirements for the foreseeable future.

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

Certain Factors Affecting Certain Future Operating Results

a)   Revised Corporate Business

     In the past, the Company has been actively involved in the sale of turn-key production lines, machinery and equipment, accessories, spare parts and raw materials. The Company is now moving away from this line of business into agricultural genetics and farming in China. Because of the Company's inexperience with this industry, there is no guaranty that its future results will equal those of the past or that the Company will be profitable in this industry.

b)   Country Risk

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

 Name                            Age                    Title
------                          -----                  --------
Harry H.H. Ho                    50   Chairman of the Board and Chief Executive
                                      Officer
Jia Ji Shang                     46   Vice-Chairman of the Board and Director
Ji Jun Wu                        61   Director
Kim Yong Soh                     50   Director
Tan Sri (Dr.) M. Ghazali Shafie  62   Senior Advisor
Dr. Li Yan                       45   Director
Kwai Chiu Chan                   42   Director
Eric Ng                          40   Secretary/Treasurer/ Chief Financial
                                      Officer and Director
Ian Macdonald                    46   Advisor

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its chief executive officers and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal years ended December 31,1999.

 Name of Individuals      Year         Salary           Bonus           Others

     Chan Kwai Chiu       1997         155,870         12,990           129,366

                   Apr. 1,1997 to
                  Dec.31, 1997         116,900          9,742

                          1998         108,000              0

                          1999         108,000


     Wong Yuen Ki         1997         138,000         11,500           155,819

                   Apr. 1,1997 to
                  Dec.31, 1997         103,500          8,625
                          1998               0              0

                          1999               0              0

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company executive officers are as follows:

     Mr. Harry H. H. Ho, is the Chairman and the Managing Director of the Company. He holds a degree in business studies from the Nanyang University of Singapore and a master degree in business administration from East Asia University of Macau. He has over 10 years of commercial experience in international trade, particularly in food products. In 1989 he established Megaway Group which activities include food, shipping and financing services. In the same year, he established Hua Tuo Guan in Singapore to offer franchise services in Chinese medical and health foods. Since 1990, Mr. Ho has been involved in China Trade and in takeovers and restructuring of a number of Chinese enterprises.

     Mr. Jia Ji Shang is the Vice -Chairman and a Director of the Company. He holds a degree in engineering from the Central Broadcast Television University of the People's Republic of China. He has over 16 years of commercial experience and is closely associated with the high ranking officials in the People's Republic of China.

     Mr. Ji Jun Wu, is a Director of the Company, is the President of China operation of Megaway Group. He has over 40 years of commercial experience. Since establishing the open economy in the PRC in 1980, he has been instrumental in the establishment of more than ten foreign investments and joint ventures in the PRC, including such international companies as Motorola, NEC, IBM, AT&T, Samsung and Yamaha. In addition, he has served as an official Chinese representative. Because of his work and achievements, he was honored by the City of Houston, Texas, USA as an honory citizen.

     Mr. Kim Yong SOH is a non executive director of the Company. He holds an honory degree in systems and engineering from Nanyang University of Singapore and a master degree in systems and engineering from the University of Singapore. He has over ten years of commercial experience working with international companies such as Siemens, SGS Thomson, Deltron Automatics Systems and Texas Instruments National Semiconductors. In 1992, he established Right Holdings Limited in Singapore, a company engaging in property development, building construction, tourism industry, and electronic components and general investments.

     Tan Sri (Dr.) M. Ghazali SHAFIE is a former minister in the government of Malaysia and is the Senior Advisor of the Company. He was the Chairman of Rolls-Royce Southeast Asia Advisory Board from 1987-1990, a consultant to the World Bank Economic Development Institute (EDI), and the Chairman of Commonwealth Obaerver Group for Bangladesh Parliamentary Elections. At present, he is a Senior Consultant to the United Nations Centre on Transnational Cooperation (UNCTC).

     Dr. Li Yan, graduated from Massachusetts Institute of Technology, majoring in Biochemistry and is the Technical Director of the Company. She is responsible for developing researching and supplying technologies in agricultural genetics. She has over 10 years of experience in the research and development of agricultural genetics and has received numerous honors for outstanding achievements based on her research.

     Mr. Chan Kwai Chiu is a director of the Company. Mr. Chan has over 16 years experience in the plastic products industry, including more than 10 years experience in the design, installation and management of plastic related production lines. His high level relationships with government planning agencies commissioned for free enterprise projects in China at the provincial level, and with the authorities of the "city" level planning agencies, have contributed significantly to the business of the Company.

     Mr. Eric Ng joined the Company in 1992 as Chief Financial Officer and Secretary is responsible for the financing strategy of the Company. Prior to joining the Company he was a manager at KPMG Peat Marwick, Hong Kong, a member of the Chartered Association of Certified Accountants and a manager of Dynamic Holdings Limited (a listed company in Hong Kong). During his tenure at KPMG Peat Marwick, he was responsible for various merger and acquisitions of listed companies in Hong Kong. He has over 10 years experience in auditing, finance and administration.

     Mr. Ian Macdonald is the Technical Adviser of the Company. He is a recognised international authority on goat, deer and sheep reproduction with over 15 years of experience in the Advanced Animal Breeding and Genetics fields. Through his company in New Zealand he is engaged in custom semen and embryo collection services to augment a clients merchandising abilities both domestically and internationally. In the early days of 1980's when goat semen and embryo collection technology was in its infancy, Ian Macdonald was in charge of training more than 300 Artificial Insemination (AJ) technicians specifically for goat reproduction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 30, 1999 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company Common Stock.

                                             Amount and Nature of
                                             Beneficial Ownership    Percentage
Name and Address (1) of Beneficial Owner     Shares                   of Class
----------------------------------------     --------------------    ----------
Chan Kwai Chiu                               9,100,000                   9.19%
Charter Score Development Limited            1,000,000                   1.00%
Land Cheer Investment Limited                2,600,000                   2.62%
Allington International Inc.                48,090,000                  48.57%
                                           -----------                 --------
All officers and directors as a group (one) 60,790,000                  61.38%

(1) Address for all persons and entities is 4010-12 Convention Plaza Office Tower, 1 Harbour Road, Wanchai, Hong Kong and all shares are deemed beneficially owned by Harry H.H. Ho.

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

     In the normal course of business, some of the companies are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenues from the sales of raw materials to these joint ventures are summarized as follows:

                            Year Ended                            Year Ended       Year Ended
                            March 31,       April 1, 1997 to     December31,      December 31,
                            1997            December 31,1997        1998             1999
                            -----------     ----------------     -----------      ------------

Sales to joint ventures:
         Raw materials      US$2,548,484     US$1,594,473         US$1,542,354     USD669,976


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

     On April 2, 1997, the Group acquired a 30% ownership in Megaway Development Limited. The principal asset of Megaway Development Limited is a 60% interest in Weifang Great Dragon Chemical Fibre Company Limited whose principal activity is the manufacture of polyester tyre cord fabrics, and polyester/nylon canvas. Megaway Development Limited was acquired in exchange for a trade receivable from CFFTC in the amount of HK$65,031,120 (US$8,415,000).

     On December 23, 1997, Sun's International Holdings Limited acquired a 56.5% interest in Wealthy Asia Limited (WAL) for US$52,000,000 (HK$403,364,486) in cash from Mr. Brian Ko. WAL had simultaneously acquired 100% of Megaway Agriculture Co. Ltd. (Megaway) from Mr. Harry Ho for US$92,000,000 (HK$713,644,828) in cash of which US$9,200,000 was paid at closing, with the remainder in the form of a verbal receivable which was subsequently settled through payment of US$ 72,900,000 in cash on December 31, 1997 and receipt of 9,900,000 newly issued shares of China Continental, Inc. common stock on March 18, 1998.

     On February 10, 1998 Sun's International acquired the remaining 43.5% interest in WAL from Mr. Brian Ko via the issuance of an additional 40,000,000 shares of stock in China Continental, Inc. of which 9,900,000 shares were issued directly to Megaway Resort Development Limited, a company owned by Mr. Harry Ho.

     The principal asset of Megaway is a 51% interest in Changde Dafeng Agriculture and Animal Husbandry Ltd. (Changde), a Sino-Singapore joint venture incorporated in the People's Republic of China on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Changde was established to operate a breeding center to propagate Boer goats and other livestock breeds. Changde's principal asset is 20,000 hectares or 49,400 acres of grassland located approximately 250 kilometers north of Beijing, in the People's Republic of China. Based upon an independent appraisal dated July 30, 1998 by American Appraisal Hong Kong Limited, the value of 100% of Changde is US$181,000,000 (HK$1,402,750,000) as of December 31, 1997, resulting in a minority interest of the Company of HK$685,039,110 as of December 31, 1997.

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

                                            CHINA CONTINENTAL, INC.

                                          By:
                                             ------------------------------
                                            Harry H.H. Ho
                                            Chairman of the Board and Chief
                                            Executive Officer

Dated: May    2000
          ----

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                        Titles                        Date
------------                      --------                      ------


----------------
Harry H.H. Ho      Chairman of the Board and Chief
                   Executive Officer                           May     2000

----------------
Jia Ji Shang       Vice- Chairman and Director                 May     2000


----------------
Ji Jun Wu          Director                                    May     2000


----------------
Kim Yong Soh       Director                                    May     2000


----------------
Dr. Li Yan         Technical Director                          May      2000


----------------
Chan Kwai Chiu     Director                                    May      2000


----------------
Eric Ng            Secretary/Treasurer/ Chief
                   Financial Officer and Director
                                                               May      2000

                                                                     Pages
                                                                     ------


Report of Independent Auditors                                            F-2

Consolidated Balance Sheets                                        F-3 to F-4

Consolidated Statements of Income                                         F-5

Consolidated Statements of Changes in Stockholders' Equity                F-6

Consolidated Statements of Cash Flows                              F-7 to F-8

Notes to Consolidated Financial Statements                        F-9 to F-28

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and the Stockholders
China Continental, Inc.


We have audited the accompanying consolidated balance sheets of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the nine months ended December 31, 1997 and the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of China Continental, Inc. and subsidiaries as of December 31, 1998 and December 31, 1999, and the results of their operations and their cash flows for the nine months ended December 31, 1997 and for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

As described in Note 11, the Company entered into certain transactions during 1997-98, ultimately with its current and former chairmen. These transactions have significantly impacted the Company's business plan, liquid assets and common stockholder interests. In addition, the Company has entered into a significant acquisition in 1999, for which government approvals are expected but not yet obtained. Appropriate disclosures have been made and our opinion is not qualified in this respect.


                                         s\Blackman Kallick Bartelstein, LLP

Chicago, Illinois
May 23, 2000

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     December 31, 1998 and December 31, 1999



                                     ASSETS

                                                             December 31,        December 31,
                                                                1998                1999              1999
                                                 Notes           HK$                HK$                US$
                                                -------      ------------        ------------      -----------

CURRENT ASSETS
   Cash and bank balances                                    276,424,018         6,743,618          870,144
   Trade receivables, net of provisions of
    HK$0 at December 31, 1998
    and 1999                                     7, 17        72,002,050        57,433,900        7,410,826
   Prepayments, deposits and other
    receivables                                      8         4,747,901             8,540            1,102
                                                            -------------   ---------------   --------------

TOTAL CURRENT ASSETS                                         353,173,969        64,186,058        8,282,072




DEPOSIT ON INVESTMENT IN LAND HOLDING
  COMPANY                                           11                 -     1,323,966,245     170,834,354
FIXED ASSETS                                         9         3,155,880         3,026,841         390,560
INTERESTS IN ASSOCIATED
 COMPANIES, net of accumulated
   amortization of HK$5,766,000 and
    HK $8,984,000 at December 31, 1998 and 1999     10        60,852,081        57,956,574       7,478,268
LAND LEASE RIGHTS, net of
 accumulated amortization of
 HK$33,962,849 at December 31,
 1998                                               11     1,324,551,151                 -               -
AMOUNTS DUE FROM DIRECTORS                          18        40,604,397                 -               -
AMOUNTS DUE FROM RELATED                         18,21
 COMPANIES                                                    10,000,845        10,164,655       1,311,569
OTHER ASSETS                                        19         5,000,000         5,000,000         645,161
                                                            -------------   ---------------   --------------



TOTAL ASSETS                                               1,797,338,323     1,464,300,373     188,941,984
                                                           ==============   ===============   ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                     CHINA CONTINENTAL, INC. AND SUBSIDARIES

                     December 31, 1998 and December 31, 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,     December 31,
                                                              1998             1999              1999
                                                 Notes         HK$              HK$               US$
                                                -------    ------------     ------------       --------

CURRENT LIABILITIES
    Bank overdrafts                                12       3,886,228       3,955,635           510,405
    Bank import loans                              12       3,588,515       2,988,375           385,597
    Secured bank loan                              12         119,171         134,845            17,399
    Income taxes payable                                   96,487,847     118,448,796        15,283,716
    Amounts due to directors                       18      10,677,359      25,969,348         3,350,884
    Amounts due to related parties                 18       4,992,059       4,508,262           581,711
    Accounts payable and accrued liabilities               28,950,400      21,931,631         2,829,888
                                                         -------------   -------------     -------------
TOTAL CURRENT LIABILITIES                                 148,701,579     177,936,892        22,959,600

LONG-TERM LIABILITIES
    Secured bank loan                              12       9,776,037       9,647,634         1,244,855
                                                         -------------   -------------     -------------
TOTAL LIABILITIES                                         158,477,616     187,584,526        24,204,455
                                                         -------------   -------------     -------------
MINORITY INTEREST                                  11     668,650,418               -                 -
                                                         -------------   -------------     -------------
STOCKHOLDERS' EQUITY

    Common stock, par value US$0.001 per share:
    Authorized:
    1,000,000,000 shares;
    Issued and outstanding
    69,000,000 and 99,000,000
    as of December 31, 1998 and 1999,
     respectively                                             535,190         767,690           99,057
    Additional paid-in capital                            350,868,297     438,310,094       56,556,141
    Retained earnings                                     618,806,802     837,638,063      108,082,331
                                                         -------------   -------------     -------------

TOTAL STOCKHOLDERS' EQUITY                                970,210,289   1,276,715,847      164,737,529
                                                         -------------   -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                1,797,338,323    1,464,300,373      188,941,984
                                                       ===============  ==============     =============


                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              For the Nine Months Ended December 31, 1997, and the
                     Years Ended December 31, 1998 and 1999


                                                Nine Months
                                                   Ended         Year Ended
                                               December 31,      December 31,         Year Ended December 31,
                                                   1997             1998              1999             1999
                                     Notes          HK$              HK$               HK$              US$
                                    -------    -------------    --------------      --------------------------

SALES
   Related parties                    18        12,357,168      11,953,242         5,192,312        669,976
   Others                                      147,762,121     273,154,057       296,081,066     38,204,008
                                             --------------  --------------    --------------  -------------
                                               160,119,289     285,107,299       301,273,378     38,873,984

COST OF SALES                                  (64,600,231)   (110,702,213)     (113,725,185)   (14,674,217)
                                             --------------  --------------    --------------  -------------
GROSS PROFIT                                    95,519,058     174,405,086       187,548,193     24,199,767

DEPRECIATION AND
 AMORTIZATION                                   (2,990,894)    (37,514,686)      (30,203,531)    (3,897,230)

SELLING AND ADMINISTRATIVE
 EXPENSES                                       (3,958,938)    (18,558,469)       (9,341,156)    (1,205,310)

PROVISION FOR DOUBTFUL DEBTS                             -      (5,280,608)       (5,231,361)      (675,014)

FINANCIAL INCOME/(EXPENSES),
 NET                                     4        (442,851)     (1,275,217)         (979,546)      (126,393)

OTHER INCOME/(EXPENSES),
 NET                                     5      22,625,018       2,789,505           (67,493)        (8,709)

GAIN ON DISPOSAL OF WEATHY
  ASIA LIMITED                          11               -               -        88,591,608     11,431,175

SHARE OF GAINS OF
 ASSOCIATED COMPANIES                   10       1,113,459         795,995                 -              -
                                              --------------  --------------    --------------  -------------
INCOME BEFORE INCOME TAXES                     111,864,852     115,361,606       230,316,714     29,718,286

INCOME TAXES                             6     (10,000,694)    (22,399,318)      (24,128,390)    (3,113,341)
                                              --------------  --------------    --------------  -------------
INCOME BEFORE MINORITY
  INTEREST                                     101,864,158      92,962,288       206,188,324     26,604,945

LOSS ALLOCATED TO
 MINORITY INTEREST                                       -      16,388,692        12,642,937      1,631,347
                                              --------------  --------------    --------------  -------------
NET INCOME                                     101,864,158     109,350,980       218,831,261     28,236,292
                                              ==============  ==============    ==============  =============
EARNINGS PER SHARE                3(j), 11            3.92            1.75              2.88            .37
                                              ==============  ==============    ==============  =============


        The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Nine Months Ended December 31, 1997 and the
                     Years Ended December 31, 1998 and 1999

                                                          Additional
                                              Share        paid-in         Retained
                                             capital       capital         earnings            Total
                                     Notes     HK$           HK$              HK$               HK$
                                    -------  --------    ------------     -----------        ---------

Balance at December 31, 1997                 202,800     13,356,985       532,900,224       546,460,009

Issuance of 40,000,000 shares
 on February 10, 1998 at
 US$1.00 per share                      11   309,200    309,326,204                 -       309,635,404

Issuance of 1,400,000 shares
 on August 12, 1998 at
 US$.50 per share                       22    10,822      5,400,178                 -         5,411,000

Issuance of 1,600,000 shares
 on September 30, 1998 at
 US$.42 per share                       22    12,368      5,250,737                 -         5,263,105

Assumption of liabilities
 on December 31, 1998 and
 contribution to capital                22         -     17,534,193                 -        17,534,193

Deemed dividend to
  Mr. Chan Kwai Chui                    21         -              -       (23,444,402)      (23,444,402)

Net income                                         -              -       109,350,980       109,350,980
                                            ---------  -------------     --------------    --------------

Balance at December 31, 1998                 535,190    350,868,297       618,806,802       970,210,289

Issuance of 30,000,000 shares on
 October 9, 1999 at US$0.37 per
 share                                  11   232,500     86,730,000                 -        86,962,500

Assumption of liabilities on
 December 31, 1999 and
 contribution to capital                22         -        711,797                 -           711,797

Net income                                         -              -       218,831,261       218,831,261
                                            ---------  -------------     --------------    --------------
Balance at December 31, 1999                 767,690    438,310,094       837,638,063     1,276,715,847
                                            =========  =============     ==============   ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Nine Months Ended December 31, 1997 and the
                     Years Ended December 31, 1998 and 1999

                                                Nine Months
                                                   Ended      Year Ended
                                                December 31,  December 31,     Year Ended December 31,
                                                   1997          1998          1999             1999
                                                    HK$           HK$           HK$              US$
                                               -------------  ------------    --------------------------


CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                      101,864,158   109,350,980    218,831,261     28,236,292
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Gains on disposal of fixed assets              (350,800)            -              -              -
    Depreciation and amortization                 2,990,894    37,514,686     30,203,531      3,897,230
    Provision for doubtful debts and
     diminution in values of investments
     and associated companies                             -     5,280,608      5,231,361        675,014
    Share of gains of associated companies       (1,113,459)     (795,995)             -              -
    Gains on disposal of short-term
     investments                                (18,731,775)            -              -              -
    Gain on disposal of subsidiary                        -             -    (88,591,608)   (11,431,175)
Loss allocated to minority interest                       -   (16,388,692)   (12,642,937)    (1,631,347)
Stock issued for public relation services                 -     5,411,000              -              -
(Increase)/decrease in assets:
    Trade receivables and long-term receivable     (674,702)  (36,167,309)    12,972,409      1,673,859
    Prepayments and deposits                     (1,635,998)     (598,127)       580,238         74,869
    Amounts due from related companies           (6,143,407)   (2,186,764)      (454,342)       (58,625)
    Amounts due from associated companies          (616,905)      262,249     (2,380,923)      (307,216)
    Amounts due from directors                            -    (2,102,195)     1,079,397        139,277
Increase/(decrease) in liabilities:
    Amounts due to directors                      2,562,096     8,712,447     15,425,445      1,990,380
    Amounts due to related parties                        -      (724,021)      (483,797)       (62,425)
    Accounts payable and accrued liabilities     (2,621,277)   14,974,220     (6,421,135)      (828,533)
    Income taxes payable                          9,428,109    22,780,444     23,155,052      2,987,749
                                                ------------- ------------   ------------    -----------

Net cash provided by operating activities        84,956,934   145,323,531    196,503,952     25,355,349
                                                ------------- ------------   ------------    -----------





        The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

               For the Nine Months Ended December 31, 1997 and the
                     Years Ended December 31, 1998 and 1999

                                                Nine Months
                                                   Ended         Year Ended
                                               December 31,     December 31,         Year Ended December 31,
                                                   1997             1998              1999             1999
                                                    HK$              HK$               HK$              US$
                                              --------------   ---------------      --------------------------

CASH FLOWS FROM
 INVESTING ACTIVITIES
   Deposit on investment in land                       -                 -       (1,237,003,745)  (159,613,387)
   Purchase of land lease rights            (403,364,486)                -                    -              -
   Purchase of fixed assets                      (14,856)           (2,736)                   -              -
   Proceeds from disposal of fixed assets        530,000                 -                    -              -
   Proceeds from disposal of short-term
    investments                              286,331,775                 -                    -              -
   Proceeds from disposal of subsidiary                -                 -          771,462,855     99,543,595
                                           ---------------      ------------     ---------------- --------------
Net cash used in investing activities       (116,517,567)           (2,736)        (465,540,890)   (60,069,792)
                                           ---------------      ------------     ---------------- --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Net borrowings (repayments) under
    bank import loans                          2,415,365        (6,890,020)            (600,140)       (77,438)
   Net repayments of bank loans                        -           (89,656)            (112,729)       (14,546)
   Advances of bank overdrafts                 3,814,245            71,983               69,407          8,956
                                           ---------------      ------------     ---------------- --------------
Net cash provided by /(used in)
 financing activities                          6,229,610        (6,907,693)            (643,462)       (83,028)
                                           ---------------      ------------     ---------------- --------------
NET (DECREASE)/INCREASE IN
 CASH AND BANK BALANCES                      (25,331,023)      138,413,102         (269,680,400)   (34,797,471)

Cash and bank balances, at beginning
 of period                                   163,341,939       138,010,916          276,424,018     35,667,615
                                           ---------------      ------------     ---------------- --------------
Cash and bank balances, at end of period     138,010,916       276,424,018            6,743,618        870,144
                                           ===============     =============     ================ ==============
SUPPLEMENTARY CASH FLOWS
 DISCLOSURES:
   Interest paid                                488,704         1,275,217             1,834,429        236,701
                                           ===============     =============     ================ ==============
   Income taxes paid                            572,585           256,629               973,338        125,592
                                           ===============     =============     ================ ==============




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

     The consolidated financial statements include the accounts of the Company and Sun's International and its wholly owned subsidiaries, Billion Pearl Investments Limited, High Glad Industries Limited (struck off in 1998), Prime Hill Investment Limited (dormant), Prime View Industrial Limited (dormant), Danbury Inc., Winkler Holdings Inc. (struck off in 1998), Cathay Mercantile (Overseas) Limited (Disposed of in December, 1997; See Note 11), Gain Whole Limited (Disposed of in August, 1997; See Note 11), Megaway Resort Development Limited and its majority owned subsidiary (Acquired and disposed of in August, 1997, and December, 1997, respectively; See Note 11) Wealthy Asia Limited (disposed of in October 1999; see Note 11) (hereinafter collectively together with the Company referred to as the "Group").

     Danbury Inc. is primarily engaged in the sale of automatic production lines on a turn-key basis and related consulting fees to various customers in the People's Republic of China (the "PRC"). This company, along with certain dormant companies, has also made investments in PRC enterprises through the formation of associated companies with various PRC parties. Billion Pearl Investments Limited is primarily an importer and reseller of raw materials to an associated company. Wealthy Asia Limited, through a wholly owned subsidiary, owned 51% of a joint venture known as Chengde Dafeng Agriculture and Animal Husbandry Co., Ltd., which was established to run a breeding center to propagate Boer goats and other livestock breeds. See
     Note 11.

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

7
                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

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

     At December 31, 1998 and 1999, cash and cash  equivalents  included foreign
     currency  deposits   equivalent  to  HK$275,138,120   (US$35,501,693)   and
     HK$6,694,810 (US$863,846), respectively.

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

     (e)  Land lease rights and amortization
          ----------------------------------

     Land lease rights in Mainland China were stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for this purpose was 2.5%.

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

     Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1999 of US$ 1.00 : HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on December 31, 1999 or at any other date.

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

     (h)  Revenue recognition
          -------------------

     Revenue from the sale of machinery and equipment, livestock and raw materials is recognized when the merchandise is delivered to the customer.

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

     Contributions made to the Retirement Plan during the the nine months ended December 31, 1997 and the years ended December 31, 1998 and 1999, were HK$47,504, HK$57,546 and HK$13,923, respectively.

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

     The weighted average number of shares outstanding during the nine months ended December 31, 1997 and the years ended December 31, 1998 and 1999 were 26,000,000, 62,568,767, and 75,904,110, respectively.

     (k)  Segment reporting
          -----------------

     In December 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The adoption of this standard requires that reportable segments are reported consistent with how management assesses segment performance. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. See Note 20, "Segment Information", for further information. As a result, the Company will separately report information on the following three operating segments : automatic production lines on a turn-key basis, raw material importer and reseller and breeding center operations. In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

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

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCIAL INCOME/(EXPENSES), NET

                                       Nine months
                                         Ended      Year Ended     Year Ended
                                      December 31,  December 31,  December 31,
                                          1997         1998           1999
                                           HK$          HK$            HK$
                                      ------------  ------------  ------------

         Interest income                114,219       157,629       890,625
         Interest expense              (488,704)   (1,359,620)   (1,834,429)
         Bank charges                   (68,366)      (73,226)      (35,742)
                                      -----------  -----------   ------------
                                       (442,851)   (1,275,217)     (979,546)

5.   OTHER INCOME/(EXPENSES), NET

                                                      Nine months
                                                         Ended       Year Ended    Year Ended
                                                     December 31,   December 31, December 31,
                                                         1997           1998          1999
                                                          HK$            HK$           HK$
                                                     ------------   ------------ -------------


         Commission and miscellaneous income          3,736,733     3,615,700         4,630
         Foreign exchange gains/(losses), net          (194,290)     (826,195)      (72,123)
         Gains on disposal of short-term investments
           Cathay (Note 11)                          10,434,579             -             -
           Gain/Megaway (Note 11)                     7,688,000             -             -
           Other                                        609,196             -             -
         Gains on disposal of fixed assets              350,800             -             -
                                                    ------------   -----------    -----------
                                                     22,625,018     2,789,505       (67,493)
                                                    ============   ===========    ===========

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

     The companies in the Group operate in several jurisdictions and are subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:

                                                 Nine months
                                                    Ended        Year Ended      Year Ended
                                                December 31,    December 31,    December 31,
                                                    1997            1998            1999
                                                     HK$             HK$             HK$
                                                -------------   -------------   -------------


         Income/(loss) before income taxes:
           Hong Kong                              177,843      (6,332,226)       (8,396,983)
           PRC                                111,687,009     121,693,832       238,713,697
                                             -------------   --------------    --------------
                                              111,864,852     115,361,606       230,316,714
                                             =============   ==============    ==============
         Income tax provision:
         Current:
           Hong Kong                           (2,157,306)        102,270             9,698
           PRC                                 12,158,000      22,297,048        24,118,692
                                             -------------   --------------    --------------
                                               10,000,694      22,399,318        24,128,390
                                             =============   ==============    ==============


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

     At December 31, 1998 and December 31, 1999 income tax payables included foreign currency payables equivalent to HK$96,487,847 (US$12,450,045) and HK$118,448,796 (US$15,283,716), respectively.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES (continued)

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:

                                                              Nine months
                                                                 Ended        Year Ended       Year Ended
                                                             December 31,     December 31,    December 31,
                                                                 1997            1998             1999
                                                                  HK$             HK$              HK$
                                                            --------------   --------------   -------------

         Statutory Hong Kong tax rates                           16.5%           16.5%              16.5%

         Computed expected tax expense                     18,457,701      19,034,665         38,002,257
         (Decrease) increase resulting from PRC tax
          at a different composite tax rate               (7,699,316)         944,644        (14,732,455)
         Adjustments for expense items which are not
          deductible for profits tax purposes:
           Share of (gain) loss in and provisions for
            diminutions in values of associated companies    (94,644)        (63,680)                 -
           Other provisions                                2,574,726       2,483,689            530,971
         Disposal of short-term investments               (3,090,743)              -                  -
         Others                                             (147,030)              -            327,617
                                                         -------------   ------------      -------------
                                                          10,000,694      22,399,318         24,128,390
                                                         =============   ============      =============

     Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately HK$838,000,000 at December 31, 1999. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings at December 31, 1999 was approximately HK$293,000,000.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   TRADE RECEIVABLES, NET

                                                                            As of            As of
                                                                        December 31,      December 31,
                                                                            1998             1999
                                                                             HK$              HK$
                                                                        ------------      ------------

          Trade receivables                                             72,002,050        57,433,900

          Less: Provision for doubtful debts                                     -                 -
                                                                      -------------      ------------
          Trade receivables, net                                        72,002,050        57,433,900
                                                                      =============      ============
          Movements in provision for doubtful debts:
               Balance at beginning of year                              8,602,321                 -
               Write-off against specifically reserved receivables*     (8,602,321)                -
                                                                      -------------      ------------
          Balance at December 31                                                 -                 -
                                                                      =============      ============

     * In 1998, management determined that it should expend no further effort in the collection of certain fully reserved receivables. It has therefore written off the allowance against these receivables.

8.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET

                                                                         As of           As of
                                                                     December 31,    December 31,
                                                                         1998            1999
                                                                          HK$             HK$
                                                                     ------------    -------------

          Prepayments, deposits and other receivables                  4,747,901          8,540
          Less: Provision for doubtful debts                                   -              -
                                                                      -----------       ---------
          Prepayments, deposits and other receivables, net             4,747,901          8,540
                                                                      ===========       =========
          Movements in provision for doubtful debts:
               Balance at beginning of year                            4,898,213              -
               Write-off against specifically reserved receivables*   (4,898,213)             -
                                                                      -----------       ---------
          Balance at December 31                                               -              -
                                                                      ===========       =========

     * In 1998, management determined that it should expend no further effort in the collection of certain fully reserved receivables. It has therefore written off the allowance against these receivables.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FIXED ASSETS

                                                                                  As of            As of
                                                                               December 31,    December 31,
                                                                                  1998             1999
                                                                                   HK$              HK$
                                                                               ------------    ------------

          Cost:
               Leasehold land and buildings, located in Hong Kong (1)          4,239,231         4,239,231
               Furniture and fixtures                                            700,826           700,826
               Office equipment                                                  603,484           603,484
               Motor vehicles                                                  1,244,030         1,244,030
                                                                            --------------     -------------
                                                                               6,787,571         6,787,571

          Less: accumulated depreciation                                      (3,631,691)       (3,760,730)
                                                                            --------------     -------------
          Net book value                                                       3,155,880         3,026,841
                                                                            ==============     =============

    (1)   Pledged to the Company's banker to secure facilities (See Note 16).


10.  INTERESTS IN ASSOCIATED COMPANIES

                                                                                  As of            As of
                                                                               December 31,    December 31,
                                                                                  1998             1999
                                                                                   HK$              HK$
                                                                              --------------   -------------
          Unlisted investments, at cost                                       73,145,120         73,145,120
          Share of post-acquisition gains, net                                 1,909,454          1,909,454
          Write off for diminutions in values                                 (8,114,000)        (8,114,000)
          Accumulated amortization                                            (5,766,000)        (8,984,000)
                                                                            --------------     -------------
                                                                              61,174,574         57,956,574

          Due to associated companies, net                                      (322,493)                 -
                                                                            --------------     -------------
                                                                              60,852,081         57,956,574
                                                                            ==============     =============
          Movement in provisions for diminutions in values:
               Balance at beginning of year                                    8,114,000          8,114,000
          Provisions for diminutions in value                                          -                  -
                                                                            --------------     -------------
               Balance at December 31                                          8,114,000          8,114,000
                                                                            ==============     =============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INTERESTS IN ASSOCIATED COMPANIES (continued)

     During the year ended March 31, 1997, the Company incurred additional diminutions in value in the remaining interests in associated companies, except for Megaway Development Limited, which reduced the carrying value to zero. Therefore, no further share of post-acquisition losses has been provided for during the nine months ended December 31, 1997 or the years ended December 31, 1998 and 1999. The Group's share of the post-acquisition gains of associated companies was HK$1,113,459, HK$795,995 and HK$0 for the nine months ended December 31, 1997 and the years ended December 31, 1998 and 1999, respectively.

     Details of the associated companies at December 31, 1999 were as follows:

                                            Country of
                                           Registration   Group's
                                                and      Effective
             Name                           Operations   Holding %     Principal activities
          ----------                      -------------- ----------    ---------------------

         Panyu Panyi Chemical Industry          PRC         30         Manufacturing and sale
          & Commerce Co., Ltd.                                         of PU resin

         Zhengzhou ZZZ Prime Hill               PRC         20         Manufacturing and sale
          Floppy Disk Co., Ltd.                                        of computer floppy disks

         Megaway Development
          Limited (Acquired in April, 1997;   Western                  Holding company for company
         ( See Note 11)                        Samoa        30         manufacturing polyester products


     (1) The excess of cost over the underlying net assets at the date of acquisition in the amount of approximately HK$48,271,000 is being amortized over fifteen years, using the straight-line method. The amortization expense was HK$2,548,000, HK$3,218,000 and HK$3,218,000 for 1997, 1998 and
     1999, respectively.

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

     The following amounts represent the initial recording of this transaction:

                                                      Asset (Liability) HK$
                                                     -----------------------
                   Land lease rights                       1,358,514,000
                   Due from Harry Ho                          39,525,000
                   Due to Brian Ko                          (309,635,404)
                   Minority Interest                        (685,039,110)
                                                          ---------------
                   Cash Paid                                 403,364,486
                                                          ===============

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

     Had the 40,000,000 shares of common stock been outstanding throughout the periods presented, earnings per share would have been HK$1.58 for the nine months ended December 31, 1997.

     On October 4, 1999, Sun's International sold its 100% interest in WAL to an unrelated third party for a consideration of approximately HK$773,127,341 (US$100,000,000).

     The following amounts represent the noncash portion of this transaction:

             Cash disposed of with sale of subsidiary$     HK$     1,664,486
             Accounts receivable                                   1,338,318
             Prepayments, deposits and other                       1,214,953
             Amounts due from directors                           39,525,000
             Land lease rights, net                              613,158,926
             Income taxes payable                                   (627,103)
             Accounts payable and accrued liabilities               (267,099)
             Minority interest                                  (656,007,481)
                                                               ---------------
                                                           HK$             -
                                                               ===============

     On October 9, 1999, the Company initiated the purchase of a 100% interest in Battonic Co., Ltd. for a consideration of US$160,000,000 and 30,000,000 shares of stock in the Company. The shares were valued at US$11,250,000, based upon the trading value of the shares on this date. The cash and stock were both transferred to the seller, an unrelated individual, on that date. Subsequently, that individual became an employee of the Company.

     The principal asset of Battonic Co., Ltd. is a 100% interest in East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm (Banner). The principal asset of Banner is a 100% interest in Dongwu Demonstration Farm (Dongwu). Dongwu has been established to run a breeding center to propagate Boer goats and other livestock breeds. Dongwu's principal asset is the right to use 156 square miles of land located in Inner Mongolia for 25 years from July 1, 1999 to July 1, 2024. Based upon an independent appraisal dated October 20, 1999 by Vigers Hong Kong Limited, the value of 100% of Dongwu is US$361,772,645 (HK$2,803,738,000).

     Had the 30,000,000 shares of common stock been outstanding throughout the periods presented, earnings per share would have been HK$1.87 and HK$1.22 for the nine months ended December 31, 1997 and the year ended December 31, 1998, respectively.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ACQUISITIONS AND DISPOSITIONS (Continued)

     In the PRC, an investment such as Dongwu is not legally transferable until all of the appropriate levels of governmental authority have approved the transaction. However, according to an outside legal opinion obtained by the Company, governmental procedures for the official change have commenced and such procedures are in accordance with the relevant PRC laws and the transfer of title ownership is deemed to be achievable through the commenced procedures. At December 31, 1999, this investment had not yet been properly approved. The company is therefore appropriately carrying the funds expended as a deposit on investment in land. The company is confident that all necessary approvals will be obtained. In the unlikely event that the transaction is not approved, the company would take steps to rescind the shares issued and to recover the cash deposit.

12.  BANK LOANS

     The import loans with banks carry interest at 1% above the Hong Kong prime lending rate (weighted average of 10.9% and 9.5% per annum as of December 31, 1998 and December 31, 1999, respectively). The import loans are usually repaid in three to six months, which is in accordance with the terms of the agreement.

     The bank overdrafts carry interest at 3% above the Hong Kong prime lending rate (weighted average of 13.9% and 12.5% per annum as of December 31, 1998 and December 31, 1999, respectively).

     During October, 1997, the Company borrowed and in turn loaned HK$9,984,864 to a company owned by a director, Mr. Chan Kwai Chiu, in conjunction with his purchase of a personal residence. The mortgage loan is secured by the residence and other properties owned by Mr. Chan Kwai Chiu with a cost of HK$17,800,000. The balance remaining as of December 31, 1999 is HK$9,782,479 and is payable as follows:

                                                                    HK$
                                                                  -------
                2000                                               134,845
                2001                                               143,734
                2002                                               157,607
                2003                                               172,820
                2004                                               189,502
                2005                                               207,793
                Remaining years                                  8,776,178
                                                                -----------
                                                                 9,782,479
                Less current portion                              (134,845)
                                                                -----------
                                                                 9,647,634
                                                                ===========

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

     (ii) Amounts due from related companies (See Note 18)

     At December 31, 1998, approximately 24%, 18% and 46% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively.

     At December 31, 1999, approximately 24%, 18% and 49% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively. These amounts have been fully reserved for at December 31, 1999. See Note 10.

     The Group does not have the policy of requiring collateral.

     (iii) Amounts due from and to directors (See Notes 11 and 18)

     (iv) Deposit on investment in land holding company (See Note 11)

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

     Effective July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for 50 years. The Group"s management does not believe that the transfer of sovereignty over Hong Kong has had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

16.  BANKING FACILITIES

     The Group had banking facilities of approximately HK$33,180,000 for mortgages, overdrafts and trade finance. Unused facilities as of December 31, 1999 amounted to approximately HK$16,450,000.

     The banking facilities of the Group were secured by:

     i. mortgages over the Group's leasehold land and buildings with a net book value of approximately HK$3,027,000.

     ii.  lien on a subsidiary's fixed deposits totaling HK$2,000,000.

     iii. personal  guarantee  by  a  director,   Mr.  Chan  Kwai  Chiu,  up  to
          HK$21,000,000.

     iv. Mortgages over properties held by a director, Chan Kwai Chiu, with purchase cost of approximately $17,800,000.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  FOREIGN CURRENCY EXCHANGE

     The Group has substantial transactions with customers and significant investments in associated companies in the PRC. Both the customers and the associated companies may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The majority of the Company's bank balances as of December 31, 1998 and 1999 were in RMB. The amount of debts due from customers in the PRC subject to control amounted to HK$71,309,250 and HK$57,433,900 at December 31, 1998 and 1999,
     respectively.

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

18.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

     The Group's amounts due from/(to) directors and related companies owned and/or controlled by a director, Mr. Chan Kwai Chiu, are unsecured, interest-free and are repayable on demand. See also Note 12.

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

                                         Nine months
                                            Ended      Year Ended   Year Ended
                                        December 31,  December 31, December 31,
                                            1997          1998         1999
                                             HK$           HK$          HK$
                                        -------------  ----------- ------------
         Sales to associated companies:
              Raw materials              12,357,168    11,953,242   5,192,312
                                        ============  ============ ===========

     Any unrealized profits arising from these transactions were eliminated in the consolidated financial statements to the extent of the Group's interests in these associated companies.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  CONTINGENCIES AND COMMITMENTS

     During 1998 the Company entered into an agreement with an unrelated entity to provide public relations and promotional services for the Company. In accordance with the agreement the entity was issued stock for all services provided. A portion of the agreement is contingent upon the firm's ability to raise capital and obtain a listing for the Company on certain stock exchanges in the United States. Attainment of these goals could result in the issuance of up to an additional 1.6 million shares of common stock to the firm. See Note 21.

     The Group had contracts with a related company controlled by Mr. Chan Kwai Chiu in the PRC to purchase office premises to be developed by the related company for HK$21,700,000. At December 31, 1999, HK$5,000,000, which was grouped under other assets, had been paid as a deposit for the purchase with the remainder being payable upon receipt of the title certificates for the office premises.

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


                                                        Nine months
                                                           Ended          Year Ended      Year Ended
                                                       December 31,      December 31,    December 31,
                                                           1997              1998            1999
                                                            HK$               HK$             HK$
                                                      --------------    --------------  --------------
         Sales
              Automatic production lines             145,436,500       254,247,430       282,361,440
              Raw materials                           14,682,789        12,353,242         5,192,312
              Breeding center                                  -        18,506,627        13,719,626
                                                    -------------    --------------     -------------
              Total sales                            160,119,289       285,107,299       301,273,378
                                                    =============    ==============     =============
         Operating Income (Loss)
              Automatic income                        91,605,000       160,358,850       179,668,390
              Raw income                               5,368,427         1,689,518        (5,088,072)
              Breeding                                         -       (30,651,824)      (19,249,017)
                                                    -------------    --------------     -------------
              Total operating income                  96,973,427       131,396,544       155,331,301

         Less : General corporate expenses             5,856,201        15,127,221         9,341,156
                Financial expense                        442,851         1,275,217           979,546
                Other (income) expense               (22,625,018)       (2,789,505)      (88,524,115)
                Share of gains of associated
                 companies                            (1,113,459)         (795,995)                -
                                                    -------------    --------------     -------------
         Amortization of investment premium            2,548,000         3,218,000         3,218,000
         Income before income taxes                  111,864,852      115,361,6066       230,316,714
                                                    =============    ==============     =============


                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT INFORMATION (continued)

Operating Segment Data

                                              Identifiable         Capital       Depreciation
                                                 Assets        Expenditures     & Amortization
                                                   HK$               HK$              HK$
                                             ---------------   --------------   ---------------

Nine months ended December 31, 1997:
Automatic production lines                   170,354,856                 -                 -
Raw materials                                  3,467,445                 -                 -
Breeding center                            1,358,514,000       403,364,486                 -
Other                                                  -            14,856           442,894
                                          ---------------     -------------      ------------
                                           1,532,336,301       403,379,342           442,894
                                          ---------------     -------------      ------------
Year ended December 31, 1998:
Automatic production lines                   346,447,370                 -                 -
Raw materials                                    728,610                 -                 -
Breeding center                            1,327,305,671                 -        33,962,849
Other                                                  -             2,736           333,837
                                          ---------------     -------------      ------------
                                           1,674,481,651             2,736        34,296,686
                                          ---------------     -------------      ------------
Year ended December 31, 1999:
Automatic production lines                    64,128,710                 -                 -
Raw materials                                     41,612                 -                 -
Breeding center                                        -                 -        26,856,493
Other                                                  -                 -           129,038
                                          ---------------     --------------     ------------
                                              64,170,322                 -        26,985,531
                                          ===============     ==============     ============


Reconciliation to Total Assets As Reported

                                                     Nine months
                                                        Ended          Year Ended       Year Ended
                                                    December 31,      December 31,    December 31,
                                                        1997              1998             1999
                                                         HK$               HK$              HK$
                                                    -------------    --------------   --------------

ASSETS :
Total reportable segments - identifiable assets   1,532,336,301    1,674,481,651       64,170,322
Unallocated amounts:
  Cash                                                  13,896             8,096            7,196
  Deposit on investment in land                              -                 -    1,323,966,245
  Prepayments, deposits and other receivables        5,613,775         3,235,373            8,540
  Due from related parties                          73,636,911        50,605,247       10,164,655
  Plant and other property and equipment             3,486,981         3,155,880        3,026,841
  Interests in associated companies                 69,053,638        60,852,081       57,956,574
  Other                                              7,000,000         5,000,000        5,000,000
                                                ---------------   ---------------  ---------------
Total Consolidated Assets                        1,691,141,502     1,797,338,328    1,464,300,373
                                                ===============   ===============  ===============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT INFORMATION (continued)

     Much of the Group's activities consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC. The sales to other customers consist of sales relating to the raw materials and breeding center segments.

         Sales by Major Customers                                 Sales
                                              ----------------------------------------------------
                                               Nine months                                           Accounts
                                                 Ended           Year ended       Year ended        Receivable
                                               December 31,     December 31,     December 31,      December 31,
                                                 1997              1998             1999              1999
                                                  HK$               HK$              HK$               HK$
                                              --------------    --------------   -------------     -------------

         Kin Heng Xin Investment &
          Development Company Limited           85,870,000       83,414,430        81,396,900                 -
         Shenzhen San Gao Enterprises
          Company Limited (Shenzhen)            59,566,500       88,276,600       118,253,540        57,433,900
         Chit Tat Industrial Development
          Limited                                        -       82,556,400        82,711,000                 -
         Others                                 14,682,789       30,859,869                 -                 -
                                              -------------    -------------     -------------      ------------
                                               160,119,289      285,107,299       282,361,440        57,433,900
                                              =============    =============     =============      ============

21.  PRIOR PERIOD ADJUSTMENTS

     Due to a change in control of the Company in February 1998 from the former chairman, Mr. Chan Kwai Chui to the current chairman, Mr. Harry Ho (see
     Note 11), certain amounts due from companies controlled by Mr. Chan Kwai Chui ceased to be actively pursued for collection. Therefore, these amounts, or HK$23,444,402, have been reclassified as a deemed dividend to Mr. Chan Kwai Chui as of this date, and the 1998 financial statements have been restated to reflect this adjustment. The effect of the adjustment was to decrease retained earnings and total assets by this amount.

     In 1999, the Company determined that the 1997 and 1998 financial statements should have reflected amortization expense associated with the Company's initial investment in an associated company, Megaway Development Limited. Accordingly, the 1997 and 1998 consolidated statements of income have been restated to reflect additional expense of HK$2,548,000 and HK$3,218,000, respectively, with corresponding adjustments to decrease the Company's investment in this entity. See Note 10.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  ADDITIONAL NON-CASH TRANSACTIONS

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

     Mr. Harry Ho, assumed on December 31, 1998, pursuant to a signed written agreement with the Company, HK$17,534,193 of the Company's accrued liabilities. Mr. Ho then contributed his assumption of those liabilities to additional paid-in capital.

     During 1998, High Glad Industries Limited filed for dissolution (strike off) in Hong Kong. In order to file for strike off, all assets and liabilities must be removed from the books. The following non-cash items were transferred to a Company director, Mr. Chan Kwai Chiu.

                                                                    HK$
                                                                   -----
                      Other assets - deposit                  (2,000,000)
                      Amounts due to Mr. Chan Kwai Chiu        1,326,777
                      Accounts payable and accrued expenses      673,223
                                                             ------------
                      Total                                            -
                                                             ============

     1999
     ----
     Mr. Chan Kwai Chui, stockholder and director of the Company, assumed on December 31, 1999, pursuant to a signed written agreement with the Company, HK$711,797 of the Company's accrued liabilities. Mr. Chan Kwai Chui then contributed his assumption of those liabilities to additional paid-in capital.