Form 10-Q/A
period 2000-03-31
CHINA CONTINENTAL INC /UT/
filed 2000-06-08
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                           87-0431063
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)



    4010-12 Convention Plaza Office Tower, 1 Harbour Road Wanchai, Hong Kong
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2507-2211
                            -------------------------
                           (Issuer's telephone number)

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

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2000 and 1999                       4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2000 and 1999               5

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II - OTHER INFORMATION

            Signatures                                                      9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                     March 31,         Dec. 31,
                                                       2000              1999
                                                    (unaudited)       (audited)
                                                    -----------       ----------
ASSETS
Current Assets
  Cash and deposits                                     5,657              870
  Accounts receivable, net of provision                 9,304            7,411
  Prepayments, deposits and other receivable                1                1
                                                     ---------        ---------
  Total Current Assets                                 14,962            8,282
                                                     ---------        ---------
Deposit on investment in Land Holding Company         170,835          170,835
Fixed Assets                                              364              390
Investment in joint ventures                                             7,478
Amount due from related Companies                       1,312            1,312
Other assets                                              645              645
                                                     ---------        ---------
Total Assets                                          195,596          188,942
                                                     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                          504              510
  Payable and accruals                                  3,865            2,830
  Bank import loans                                       360              385
  Secured bank loan                                        17               17
  Due to related companies                                582              582
  Income taxes payable                                 15,988           15,284
  Amounts due to directors                              3,883            3,351
                                                     ---------        ---------
  Total current liabilities                            25,199           22,959
                                                     ---------        ---------
Long-term liabilities                                   1,241            1,245
                                                     ---------        ---------
Total Liabilities                                      26,440           24,204
                                                     ---------        ---------
Stockholders' Equity
  Share capital                                            99               99
  Contributed surplus                                  56,556           56,556
  Retained earnings                                   112,501          108,083
                                                     ---------        ---------
Total Stockholders' Equity                            169,156          164,738
                                                     ---------        ---------
Total Liabilities and Stockholders' Equity            195,596          188,942
                                                     =========        =========


   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)

                                                               Three Months Ended March 31,
                                                                 2000                1999
                                                               -----------------------------

Revenues
Sales of turnkey projects                                         8,417               7,870
Sales of raw materials                                                0                 380
Total revenues                                                    8,417               8,250
Cost of sales                                                    (2,946)             (3,253)
Gross Profit                                                      5,471               4,997
Depreciation and amortization                                       (26)             (1,122)
Selling and administrative expenses                                (295)               (302)
Financial income (expenses) net                                     (28)                (19)
Minority interest in operation of consolidated subsidiary             0                 537
Income before income taxes                                        5,122               4,091
Income taxes                                                       (704)               (570)
Net Income                                                        4,418               3,521
Earnings per share                                                0.045                0.05
Weighted average common and equivalent shares outstanding    99,000,000          69,000,000



   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)

                                                                  Three Months Ended March, 31
                                                                  2000                    1999
                                                                 -------------------------------

Cash Flow From Operating Activities:
Net Income                                                         4,418                 3,521
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                     26                 1,122
     Minority interest in operation of consolidated subsidiary         0                 (537)
     Changes in Non-Cash Working Capital                             378                 1,674
                                                                  -------               -------
          Net Cash Provided by Operating Activities                4,822                 5,780
Financing Activities:
     Repayment of bank overdraft                                     (6)                    11
     Repayment of secured loan                                       (4)                     0
     Net (Repayment)/ Borrowings Under Bank Import Loans            (25)                    50
                                                                  -------               -------
          Net Cash Provided by (Used in) Financing Activities       (35)                    61
Net Increase in Cash                                               4,787                 5,841
Cash, Beginning of Period                                            870                35,668
Cash, End of Period                                                5,657                41,509



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



                                         CHINA CONTINENTAL, INC.

                                         /s/ Harry H.H. Ho
                                         -------------------------------------
May 30, 2000                             Harry H.H. Ho
                                         Chairman and Chief Executive Officer


                                         /s/ Eric Ng
                                         -------------------------------------
May 30, 2000                             Eric Ng
                                         Chief Financial Officer and Secretary