Form 10-Q
period 2000-06-30
CHINA CONTINENTAL INC /UT/
filed 2000-08-21
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                         87-0431063
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        2407 China Resources Building, 26 Harbour Road Wanchai, Hong Kong
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2802-8988
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of June 30, 2000, 99,000,000 shares of Common Stock of the issuer were outstanding.

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

            Consolidated Balance Sheets - June 30, 2000 and
            December 31, 1999..............................................3

            Consolidated Statements of Income - For the
            three months and six months ended June 30, 2000 and 1999.......4

            Consolidated Statements of cash Flows -
            For the six months ended June 30, 2000 and 1999................5

            Notes to Consolidated Financial Statements.....................6

   Item 2.  Management Discussion and Analysis of Financial
            Condition and Results of Operations............................7

PART II -   OTHER INFORMATION

            Signatures....................................................11

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            CHINA CONTINENTAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Stated in '000 United

                                                    June 30,        December 31,
                                                     2000              1999
                                                  (unaudited)        (audited)
                                                  -----------       ------------

ASSETS
Current assets
     Cash and deposits                                 6,813              870
     Accounts receivable, net of provision               878            7,411
     Prepayments, deposits and other receivables           1                1
                                                     --------         --------
     Total Current Assets                              7,692            8,282
                                                     --------         --------
Deposit on investment in Land Holding Company        170,835          170,835
Fixed Assets                                             338              390
Investment in joint ventures                           7,478            7,478
Amount due from related Companies                      1,312            1,312
Other assets                                             645              645
                                                     --------         --------
Total Assets                                         188,300          188,942

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
     Bank overdraft                                      452              510
     Payable and accruals                                827            2,830
     Bank omport loans                                   258              385
     Secured bank loan                                    17               17
     Due to related companies                            582              582
     Income taxes payable                             15,988           15,284
     Amounts due to directors                             83            3,351
                                                     --------         --------
     Total current liabilities                        18,207           22,959
                                                     --------         --------
Long-term liabilities                                  1,241            1,245
                                                     --------         --------
Total liabilities                                     19,448           24,204
                                                     --------         --------
Stockholders' Equity
     Share capital                                        99               99
     Contributed surplus                              56,556           56,556
     Retained earnings                               112,197          108,083
                                                     --------         --------
Total Stockholders' Equity                           168,852          164,738
                                                     --------         --------
Total Liabilities & Stockholders' Equity             188,300          188,942
                                                     ========         ========

   The accompanying notes are an integral part of these financial statements

                            CHINA CONTINENTAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)


                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                            2000              1999               2000           1999
                                          ---------         ---------          --------       ---------

Revenues
Sales of turnkey projects                 $     0           $  10,700         $   8,417      $   18,570
Sales of raw materials                          0                 375                 0             755
                                          ---------          ---------        ----------      ----------
Total revenues                                  0              11,075             8,417          19,325
Cost of sales                                   0              (4,294)           (2,946)         (7,547)
                                          ---------          ---------        ----------      ----------
Gross Profit                                    0               6,781             5,471          11,778
Depreciation and amortization                 (26)             (1,122)              (52)         (2,244)
Selling and administration expenses          (252)               (350)             (547)           (652)
Financial income (expenses) net               (26)                (20)              (54)            (39)
                                          ---------          ---------        ----------      ----------
Income before income taxes                   (304)              5,289             4,818           8,843
Income taxes                                    0                (815)             (704)         (1,385)
Minority interest in operation
of consolidated subsidiary                      0                 537                 0           1,074
                                          ---------          ---------        ----------      ----------
Net Income (loss)                        $   (304)           $  5,011         $   4,114      $    8,532
                                          =========          =========        ==========      ==========
Earnings (loss) per share                  (0.003)              0.073             0.042            0.12
                                          =========          =========        ==========      ==========
Weighted average common and
equivalent shares outstanding          99,000,000          69,000,000        99,000,000      69,000,000
                                       ============        ===========       ===========     ===========


   The accompanying notes are an integral part of these financial statements

                            CHINA CONTINENTAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (States in '000 United States Dollars)

                                                       Six Months Ended June 30,
                                                        2000              1999
                                                       ------            ------
Cash Flows From Operating Activities:
Net Income/(loss)
Adjustments to Reconcile Net Income to Net Cash      $   (304)         $  3,521
     Provided by Operating Activities:
          Depreciation                                     26             1,122
          Minority interest in operation of
          consolidated subsidiary                           0              (537)
          Changes in non-cash working capital           6,406             1,674
                                                     ----------        ---------
          Net Cash Provided by Operating Activities     6,128             5,780
                                                     ----------        ---------
Financing Activities
     Repayment of bank overdraft                          (58)               11
     Repayment of secured loan                              0                 0
     Net (Repayment)/Borrowings Under Bank
     Import Loans                                        (127)               50
                                                     ----------        ---------
          Net cash provided by (used in) financing
          activities                                      185                61

Net increase in cash                                    5,943             5,841
Cash, beginning of period                                 870            35,668
                                                     ----------        ---------
Cash, end of period                                 $   6,813          $ 41,509
                                                     ==========        =========

   The accompanying notes are an integral part of these financial statements

Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company From 10-K for the fiscal year ended December 31, 1999.

Note 2 -- Foreign Currency Conversation

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

Revenues

     Revenues decreased by $11,075,000 or 100% to $0 for the three months ended June 30, 2000 from $11,075,000 for the corresponding period of the prior year. The decrease is attributable to fact that all the income of the Company is derived from the sale of turnkey projects and related raw material and is considered as a business through personal relationship which no longer exists. With the internal dispute of management in identifying the core business of the Company, the sale of turnkey projects and the raw material had been abandoned. Management is of the opinion that the Company should refocus the energy on agricultural genetics operation which is in the best interest of the company and its shareholders. Management is confident that the Company can generate revenue from the Dong Wu Bio Tech Farm in the third quarter that is under review.

Cost of Sales

     The cost of sales of turnkey projects includes the cost of machinery purchased and salaries and wages paid to engineers and consultants.The decrease in cost of sales can be explained by the decrease in sales.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $1,096,000 or 97.60% to $26,000 for the three months ended June 30, 2000 from $1,122,000 for the corresponding period of the prior year. The decrease resulted from the disposal of the principal depreciable assets, Chengde Dafeng Agriculture & Animal Husbandry Co., Ltd. in October, 1999.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $98,000 or 28% to $252,000 for the three months ended June, 2000 from $350,000 for the corresponding period of the prior year. The decrease is attributable to the decrease in sales.

Financial Income / (Expense), net

     Financial income / (expense) net, is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by $6,000, or 30% to $26,000 for the three months ended June 20, 2000 from $20,000 for the corresponding period of the prior year. This increase resulted from increased bank borrowings.

Income Taxes

     No income tax was accrued during the three months ended June 30, 2000, as the Company had no taxable income.

Net Income

     Net income decreased by $5,315,000 or 106% to $(304,000) for the three months ended June 30, 2000 from $5,011,000 for the corresponding period of the prior year. The decrease resulted from the lack of revenues for the three months ended June 30, 2000 which was partially offset by a reduction in expenses.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

Revenues

     Revenues decreased by $10,980,000 or 56.44% to $8,417,000 for the six months ended June 30, 2000 from $19,325,000 for the corresponding period of the prior year. The decrease is attributable to fact that all the income of the Company is derived from the sale of turnkey projects and related raw material and is considered as a business through a personal relationship that no longer exists. With the internal dispute of management in identifying the core business of the Company, the sale of turnkey projects and the raw material has been abandoned. Management is of the opinion that the Company should refocus the energy on agricultural genetics operation which is in the best interest of the company and its shareholders. Management is confident that the Company can generate revenue from the Dong Wu Bio Tech Farm in the third quarter that is under review

Cost of Sales

     The cost of sales of turnkey projects includes the cost of machinery purchased and salaries and wages paid to engineers and consultants. The cost of sale of turnkey projects was 35% for the six months ended June 30, 2000 compared to 39.2% in prior period. However, cost of sales declined $4,601,000 or 61% to $2,946,000 for the six months ended June 30, 2000 from $7,547,000 for the corresponding period of the prior year. This decrease reflects the lack of sales in the second quarter of calendar year 2000.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $2,192,000 or 97.68% to $52,000 for the six months ended June 30, 2000 from $2,244,000 for the corresponding period of the prior year. The decrease resulted from the disposal of the principal depreciable assets, Chengde Dafeng Agriculture & Animal Husbandry Co., Ltd. in October, 1999.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $105,000 or 16.10% to $547,000 for the six months ended June, 2000 from $652,000 for the corresponding period of the prior year. The decrease is attributable to the decrease in sale.

Financial Income / (Expense), net

     Financial income / (expense) net, is interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by $15,000 or 38.46% to $54,000 for the six months ended June 20, 2000 from $39,000 for the corresponding period of the prior year. This increase resulted from increase bank borrowings.

Income Taxes

     Income tax for the six months ended June 30, 2000 was $704,000 or 14.60% of pre tax income. This compares with $1,385,000 or 15.66% of pre tax income for the corresponding period.

Net Income

     Net income decreased by $4,418,000 or 51.78% to $4,114,000 for the six months ended June 30, 2000 from $8,532,000 for the corresponding period of the prior year. The decrease in net income resulted from the lack of revenue during the three months ended June 30, 2000 which was partially offset by reduced expenses.

Liquidity and Capital Resources

     At June 30, 2000, the Company had cash of $6,813,000 but a working capital of $10,515,000. This compares to working capital of $45,641,000 and a cash balance of $45,430,000 at June 30, 1999. The decrease in working capital is due a portion of the payment for the Dong Wu Bio Tech Farm.

     Net cash provided by operating activities increased to $6,128,000 for the six months ended June 30, 2000 from $5,780,000 for the corresponding period of the prior year. This increased resulted from changes in non-cash working capital.

     The Company had no investing activities for either the six months ended June 30, 2000 or June 30, 1999.

     For the six months ended June 30, 2000, the Company used $185,000 in its financing activities compared to $166,000 for the corresponding period of the prior year. This change is nearly attributable to repayment of a loan of $127,000 for the current period.

     The Company business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company operations and financial its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the purchase of the new farm will require outside financing. Apart from the foregoing, the Company has sufficient capital to execute its business plan for the next twelve months.

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




                                       CHINA CONTINENTAL, INC.
      August 21, 2000
                                       /s/ Jia Ji Shang
                                       ---------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer

                                       /s/ Jian Sheng Wei
         August 21, 2000,              ---------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary