Form 10-Q
period 2000-09-30
CHINA CONTINENTAL INC /UT/
filed 2000-11-14
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to.

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                           87-0431063
    ----------------------                      --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

        2407 China Resources Building, 26 Harbour Road Wanchai, Hong Kong
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2802-8988
                            -------------------------
                            (Issuer telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of September 30, 2000, 99,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                     -----------

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets  September 30, 2000 and
          December 31, 1999                                                  3

          Unaudited Consolidated Statements of Income - For the
          three months and nine months ended September 30, 2000 and 1999     4

          Unaudited Consolidated Statements of cash Flows -
          For the nine months ended September 30, 2000 and 1999              5

          Notes to Consolidated Financial Statements                         6

   Item 2. Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7

   PART II - OTHER INFORMATION

           Signatures                                                       11

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in ' 000 United States Dollars)

                                                       Sept. 30         Dec. 31,
                                                        2000             2000
                                                      ----------      ----------
                                                     (unaudited        (audited)
ASSETS
Current Assets
        Cash and deposits                                7,351              870
       Accounts receivable, net of provision             2,350            7,411
        Prepayments, deposits and other receivable          20                1
                                                     ----------       ----------
        Total Current Assets                             9,721            8,282
                                                     ----------       ----------
Deposit on investment in Land Holding Company                0          170,835
Fixed Assets                                           170,578              390
Investment in joint ventures                             7,478            7,478
Amount due from related Companies                        1,289            1,312
Other assets                                               645              645
                                                     ----------       ----------
Total Assets                                           189,711          188,942
                                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS ' EQUITY
Current Liabilities
        Bank overdraft                                     351              510
        Payable and accruals                               398            2,830
        Bank import loans                                  152              385
        Secured bank loan                                   17               17
        Due to related companies                           582              582
        Income taxes payable                            15,988           15,284
        Amounts due to directors                            83            3,351
                                                     ----------       ----------
        Total current liabilities                       17,571           22,959
                                                     ----------       ----------
Long - term liabilities                                  1,241            1,245
                                                     ----------       ----------
Total Liabilities                                       18,812           24,204
                                                     ----------       ----------
Stockholders ' Equity
        Share capital                                       99               99
        Contributed surplus                             56,556           56,556
        Retained earnings                              114,244          108,083
                                                     ----------       ----------
Total Stockholders ' Equity                            170,899          164,738
                                                     ----------       ----------
Total Liabilities and Stockholders ' Equity            189,711          188,942
                                                     ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in ' 000 United States Dollars)

                                               Three Months Ended Sept 30,               Nine Months Ended Sept. 30,
                                                2000                 1999                2000                  1999
                                               ------               ------              ------                ------

Revenues
Sales of turnkey projects                         0                10,530               8,417                29,100
Sales of raw materials                            0                   573                   0                 1,328
Sale of forage grass                          3,850                                     3,850
Total revenues                                3,850                11,103              12,267                30,428
Cost of sales                                  (947)               (4,415)             (3,893)              (11,962)
Gross Profit                                  2,903                 6,688               8,374                18,466
Depreciation and amoritzation                  (595)               (1,109)               (647)               (3,353)
Selling and administration expenses            (247)                 (328)               (794)                 (980)
Financial income (expenses) net                 (14)                  (18)                (68)                  (57)
Income before income taxes                    2,047                 5,233               6,865                14,076
Income taxes                                      0                  (800)               (704)               (2,185)
Minority interest in operation
of consolidated subsidiary                        0                   537                   0                 1,611
Net Income                                    2,047                 4,970               6,161                13,502
Earnings per share                            0.024                 0.072               0.062                 0.20
Weighted average common
and equivalent shares outstanding        99,000,000            69,000,000          99,000,000            69,000,000


  The accompanying notes are an intergral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in ' 000 United States Dollars)

                                                                            Nine Months Ended Sept. 30,
                                                                            2000                  1999
                                                                           ------                ------

Cash Flow From Operating Activities:
Net Income/(Loss)                                                           6,161                13,502
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
            Depreciation                                                      647                 3,353
            Minority interest in operation of consolidated subsidiary           0                (1,611)
            Changes in Non-Cash Working Capital                               165                 2,148
                                                                        ----------             ----------
                 Net Cash Provided by Operating Activities                  6,973                17,392
Cash Flow From Investing activities:
Deposit on investment in land                                             170,834                     0
Purchase of land use right                                               (170,834)                    0
Net cash used in investing activities                                           0                     0
Financing Activities
            Repayment of bank overdraft                                      (259)                 (216)
            Repayment of secured loan                                           0                     0
            Net (Repayment) / Borrowings Under Bank Import Loans             (233)                  117
                                                                        ----------             ----------
                  Net Cash Provided by (Used in) Financing Activities        (492)                  (99)
Net Increase in Cash                                                        6,481                17,293
Cash, Beginning of Period                                                     870                35,668
Cash, End of Period                                                         7,351                52,961


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

Note 2 -- Foreign Currency Conversation

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1. Reminbi has been converted into US dollars at the exchange rate of 8.3 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

     Prior to the current fiscal year, the Company's primary source of income was from the sale of turn-key assembly projects and the sale of new materials related thereto. During the current fiscal year, a division development between management personnel over the future direction of the Company. Following a proxy battle, new management assumed control and changed the Company's focus from the turn-key assembly projects to agribusiness. The Company has revenue, albeit limited, from the sale of hay and other natural grasses. This source of revenue helps, on an interim basis to defray a portion of the cost of the Company's investment in agricultural genetics. The Company does not anticipate any significant revenue from its agricultural genetics operations, until calendar year 2001. Because of this change in corporate focus, comparisons to price periods are difficult and all material changes in revenue and expenses should be evaluated based on this change in corporate focus.

Revenues

     Revenues decreased by $7,253,000 or 65.32% to $3,850,000 for the three months ended September 30, 2000 from $11,103,000 for the corresponding period of the prior year. The decrease is attributable to the change in the Company's business. For the 1999 period all the income of the Company was derived from the sale of turnkey projects and related raw material sales. Following the change in management,the sale of turnkey projects and the related sales of raw materials were abandoned, and management refocused the Company on agricultural genetics and the sale of forage grass. Revenue for the quarter under review represented revenue from the sale of natural grass.

Cost of Sales

     Cost of sales decreased by $3,468,000 or 78.55% to $947,000 for the three months ended September 30, 2000 from $4,415,000 for the corresponding period of the prior year. Cost of sales represents direct labor cost, transportation cost and other direct overhead associated with the sale of forage grass. The decrease in cost of sales can be explained by the discontinuation of the sale of turnkey projects and the sale of related raw materials.

Depreciation of Fixed Assets

     Depreciation expenses decreased by $514,000 or 46.35% to $595,000 for the three months ended September 30, 2000 from $1,109,000 for the corresponding period of the prior year. The decrease is temporary as only one month of depreciation was accrued on the Dongwu Bio Tech Farm as the final documents of transfer were not concluded until September, 2000.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $81,000 or 24.70% to $247,000 for the three months ended September, 2000 from $328,000 for the corresponding period of the prior year. The decrease is principally attributable to the decrease in sales which in turn required fewer support services.

Financial Income / (Expense), net

     Financial income / (expense) net, consists of interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by $4,000, or 22.22% to $14,000 for the three months ended September 30, 2000 from $18,000 for the corresponding period of the prior year. This decrease resulted from decreased bank borrowings.

Income Taxes

     No income tax was incurred during the period under review as all income derived from Dongwu Bio Tech Farm is eligible for a five year tax holiday beginning with the first profitable year.

Net Income

     Net income decreased by $2,563,000 or 51.57% to $2,047,000 for the three months ended September 30, 2000 from $4,970,000 for the corresponding period of the prior year. The decrease is principally attributable to the lack of revenue from the sale of turnkey projects and the sale of related materials, which was partially offset by the sale of forage grass.

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

Revenues

     Revenues decreased by $18,161,000 or 59.69% to $12,267,000 for the nine months ended September 30, 2000 from $30,428,000 for the corresponding period of the prior year. The decrease is attributable to the changes in the Company's business. For the 1999 period, all of the income of the Company was derived from the sale of turnkey projects and related raw material sales. Following the change in management, the sale of turnkey projects and the related sales of raw material were abandoned, and management has successfully refocused on agricultural genetics operations and the sale of forage grass. Revenue for the quarter under review represented revenue from the sale of natural grass and the old business of turnkey projects which were discontinued at the end of the first calendar quarter of 2000.

Cost of Sales

     Cost of sales decreased by $8,069,000 or 67.46% to $3,893,000 for the nine months ended September 30, 2000 from $11,962,000 for the corresponding period of the prior year. Cost of sales represents direct labor costs, transportation costs and other direct overhead associated with the sale of forage grass. The decrease in cost of sales can be explained by the discontinuation at the end of the first quarter of the sale of turnkey projects and the sales of related raw materials.

 Depreciation of Fixed Assets

     Depreciation expenses decreased by $2,706,000 or 80.70% to $647,000 for the nine months ended September 30, 2000 from $3,353,000 for the corresponding period of the prior year. The decrease is principally attributable to the inclusion of the Dongwu Bio Tech Farm as an asset for only the month of September 2000 while the farm situated at Chengde Dafeng was subject to depreciation for the entire nine months of 1999, this farm was sold in October 1999.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $186,000 or 18.98% to $794,000 for the nine months ended September, 2000 from $980,000 for the corresponding period of the prior year. The decrease is principally attributable to the decrease in sales which in turn required fewer support services.

Financial Income / (Expense), net

     Financial income / (expense) net, consist of interest earned on cash and cash equivalents, less interest expense. Net financial expense increased by $11,000, or 19.29% to $68,000 for the nine months ended September 20, 2000 from $57,000 for the corresponding period of the prior year. This increase resulted from increased bank borrowings in the first two quarters of 2000.

Income Taxes

     Income tax for the nine months ended September 30, 2000 were $704,000 or 10.25% of pre tax income. This compares with $2,185,000 or 15.52% of pre tax income for the corresponding period. The decrease is principally attributable to the fact that there was no income tax expense for the third quarter of 2000 as all income derived from Dong Wu Bio Tech Farm is eligible for a tax holiday of five years beginning with the first profitable year.

Net Income

     Net income decreased by $7,441,000 or 55.11% to $6,161,000 for the nine months ended September 30, 2000 from $13,502,000 for the corresponding period of the prior year. The decrease is primarily attributable to the lack of revenue from the sale of turnkey projects and the sale of related raw materials which was partially offset by the sale of forage grass.

Liquidity and Capital Resources

     At September 30, 2000, the Company had a deficit in working capital of $8,300,000 including a cash balance of $7,351,000. This compares to working capital of $45,823,000 and a cash balance of $52,961,000 at September 30, 1999.

     Net cash provided by operating activities decreased to $6,973,000 for the nine months ended September 30, 2000 from $17,392,000 for the corresponding period of the prior year. This decrease resulted from a decrease in income and changes in working capital.

     The Company had no investing activities for either the nine months ended September 30, 2000 or September 30, 1999.

     For the nine months ended September 30, 2000, the Company used $492,000 in its financing activities compared to $99,000 for the corresponding period of the prior year. This change is nearly entirely attributable to the repayment of a loan and a bank overdraft.

     The Company's business has historically not been capital-intensive. In most years internally generated funds were sufficient to fund the Company's operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, the development of the new farm will require outside financing. Apart from the capital improvements for the farm, the Company has sufficient capital to execute its business plan for the next twelve months.

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


                                       CHINA CONTINENTAL, INC.
      November 13, 2000
                                       /s/ Jia Ji Shang
                                       -----------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer

                                       /s/ Jian Sheng Wei
      November 13, 2000,
                                        ----------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary