Form 10-K
period 2000-12-31
CHINA CONTINENTAL INC /UT/
filed 2001-04-16
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2000


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

  Room 2407, China Resources Building, No. 26 Harbour Road, Wanchai, Hong Kong.
  -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant Telephone Number,  Included Area Code : 011-852-2802-8988  Securities

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
YES      NO   X
   ------   -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

     The issuer revenues for its most recent fiscal year were US$14,344,706.

     At of December 31, 2000, 230,000,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $17,963,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

      Annual Small Business Disclosure Format: Yes   No  X
                                                  ---  -----

                                TABLE OF CONTENTS
PART I
                                                                          Page
                                                                         ------
      ITEM 1.     DESCRIPTION OF BUSINESS................................. 3
      ITEM 2.     DESCRIPTION OF PROPERTIES............................... 9
      ITEM 3.     LEGAL PROCEEDINGS....................................... 9
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS..................................... 9
PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS ............................ 9
         ITEM 6.  SELECTED FINANCIAL DATA.................................10
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATION...............................................11
         ITEM 7A  QUANTITATIVE AND QUALIFICATION DISCLOSURE
                  ABOUT MARKET RISK.......................................16
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA....................................................16
         ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE................................16
PART III
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..............................................16
         ITEM 11. EXECUTIVE COMPENSATION..................................17
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................18
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY
                  TRANSACTION.............................................19
PART IV
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTINGS
                  ON FORM 8-K.............................................20
                  SIGNATURES..............................................20
                  INDEX TO CONSOLIDATED FINANCIAL
                  STATEMENTS.............................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page of this Form 10-K.

The Company

      Historically, China Continental, Inc. (the "Company" or "CHCL") designed, installed and sold plastic production lines on a turn-key basis and sold machinery and equipment for the manufacture of plastic products. The major portion of the Company's sales were to plastic manufacturers in the People's Republic of China ("PRC" or "China"). The Company has completed approximately 84 turn-key projects throughout the PRC, varying in size from US$300,000 to US$5 million. Two turn-key projects were completed during calendar year 2000 averaging US$3.9 million per contract. However, because of an increase in price competition and a change in management, the Company has abandoned the sale of turn-key projects and refocused its business in agricultural genetics and water resources. To strengthen its revenue base and diversify its business activities, the Company purchased East Wu-Zhu Muo Qin Banner Green Demonstration Farm ("East Wu") in Inner Mongolia. The Company has further acquired two water resources in Inner Mongolia with a view of providing high quality mineral water. The Company became a US listed public company via a reverse merger in February, 1995.

Market and Client Base

      During the 1990's, the Company began to market on a turn-key basis fully automated production lines to plastic product manufactures in the PRC. This business continued until the summer of 2000 when the Company refocused its activities to agrigenetics. In October 2000, the Company imported semen and embryos of Australian livestock for implantation into local recipients. The sheep from the first generation of offspring will be reared at East Wu and then be sold in Mainland China. During the fourth quarter of 2000, the Company's sole source of revenue approximating US$5.3 million was from the sale of natural forage grass. Sale of grass will continue in 2001. Livestock sales will also begin in 2001.

Business Segments

The Company operates the following principal business segments:

o Sale of breeding livestock, including the sale of semen and supplying genetic and agricultural services to contract breeders and growers in the animal husbandry industry
o    Planting, harvesting and sale of forage grass
o    The sale of potable water beginning in 2002

Sale of Breeding Livestock

     The Company has adopted a "Three Year Plan" to be implemented in Phases to achieve its objective of being both a fully functioning farm and one of the leaders in the agriculture and farming industry in China by leveraging the Company's ability to make available the latest agrogenetic techniques.

Sale of forage grass

     This year the harvest for forage grass totaled approximately 65,000 tons, which was sold to Beijing Fengrun Fine Breed Husbandry. The market price for natural forage grass was approximately US$73 per ton. Better quality planted forage grass can be sold up to US$181 per ton. Sale of Potable Water

The Company acquired water rights through the purchase of a 100% interest in Famous Goal International Ltd. Famous Goal's primary assets are 2.6 sq. km of land with two water resources located in Wulagai Development District in the northwest of Xi Lin Gol Meng. Total water flow is over 6,000 cubic meters/day with a daily extraction limit of 3,000 cubic meters. The water resources have been tested and meet the Chinese GB8537-95 Standard for "Potable Natural Mineral Water."

Principal Suppliers

     The Company acquires all of its embryos from Castella Research Pty Ltd., based in Sydney, Australia.

Employees

     As of December 31, 2000, the Company employed an administrative staff of 8 persons in Hong Kong and a technical and sale staff of approximately 40 persons in the PRC.

Competition

      The market for agricultural genetics and water resources is highly fragmented in the PRC. The Company believes that it is in a position to provide quality agricultural genetics to local customers along with superior technical support. Likewise, the Company believes that it will be able to produce high quality drinking water from its water sources. To date, there has been no significant price competition in either of these markets, but price competition may become a factor in the future.

Economic Development in the People's Republic of China ("PRC" or "China")

      Since 1953, the development of the PRC's economy has been characterized by the adoption of the "Five Year Plans". Implementation of the plans are carried our under the supervision of the State Planning Commission, which reports directly to the State Council. The ninth Five Year Plan for national, economic and social development for 1996-2000, along with a ten-year program which extends to 2010, was adopted in 1996, by the Standing Committee of the National People's Conference.

      In 1999, facing complicated political and economic circumstances at home and aboard, China enacted a number of policy measures to increase output and expand demand. The net result of these initiatives was a 7.1% increase in the gross domestic product.

      Although the domestic political and economic situation in the PRC and Asia is still complicated, it has improved to some degree since 1999. In the PRC, market consumption is steady. Since the 4th quarter of 1999, retail sales of consumer goods have increased while deflation has moderated.

      During 2000, reform of PRC state owned enterprises was further accelerated. With the adjustment of strategic distribution in the state owned economy and the implementation of strategic reshuffling in state owned enterprises, the economic efficiency of state owned enterprises will,hopefully, be improved.

      The economic re-development of Western China has also begun. Construction of infrastructure, including acceleration of the construction of the main lines of the national railroad and provincial trunk lines has begun as has the expansion of facilities for transporting water to Western China. Both the jobs created by the infrastructure development, and those resulting from it, should help economic development in Western China and the PRC. China has averaged increases of 7% per year in its gross domestic production during for the Ninth Five Year Plan.

         During the opening address of the National People's Congress on March 5, 2001, Premier Zhu Ronji was optimistic that the economy would achieve an average seven percent growth in the coming five years and double in size in the next 10 years.

FUTURE PROSPECT OF THE COMPANY

Overview

      Food production in China is still the paramount issue despite recent advances in scientific methods in agriculture and animal husbandry. The global demand for food is expected to be critical for continued growth, particularly in developing countries. The Company feels that the challenge of providing food can only be met through agricultural genetic engineering. Therefore the goal of the Company is to increase shareholders' value by its involvement in selected emerging high-growth sectors, particularly in the provision of technologies utilized in agricultural genetics and farming in China.

      Despite being the most populous nation and the largest livestock producer in the world, China lacks high quality livestock and hybred seeds to sustain its agricultural industry. Unless new emphasis is placed on optimizing the use of land and livestock, economic self-sufficiency will not be achieved.

      The Company believes that it has identified a niche market by initiating a multi-phase program to enhance agricultural production in China through the supplying of agricultural genetics technology to support the Country's increasing demand of food. The strong relationship that the Company enjoys with both its Chinese and international partners will provide the Company with strategic access to this development opportunity.

      The Company intends to maximize cashflow to enhance the values of its businesses through modern management, operations and development strategies. The Company believes opportunities exist for its growth in the agricultural industry as well as the bottled water industry in China.

Breeding of Livestock

      The Company has embarked on a livestock and genetic engineering project at East Wu . The farm is located in Inner Mongolia. The emphasis of the Company is to lead and manage a selected high growth emerging business in providing technological services and products in agricultural genetics and farming in China. The Company believes opportunities exist for its growth in the business of agricultural genetics and farming in China, particularly in those areas that offer potential proprietary technology development and potential market dominance.

      The Company believes that there are a number of favorable factors that will enable it to achieve its objectives, including, but not limited to the following:

- The opportunity to lead the market in the agricultural genetics and farming industry in China with the ability to make available modern techniques in genetics technology and farming;
-    The  presence  of  dedicated   management  and  staff  with  the  necessary
     expertise;
-    The unique location and availability of a significant size of land; and
- The strong support from its Chinese and international partners, ensuring that it is in a position to exploit existing and future opportunities in agricultural genetics.

      A highly qualified team of five genetic professors has been recruited by the Company. This team will establish and initially manage a feedlot breeding center for Boer goats and crossbred Boer goats and to improve the genetic makeup of the domestic Chinese herd through advanced semen extraction, artificial insemination and embryo transplant techniques. The research and development team will also introduce enhanced farm management practices and technology, including nutritional expertise, animal husbandry techniques and western farming practices proven to maximize efficiency in livestock production and herd management.

      The objectives of this project are:
      - Produce superior breeding livestock to improve China's livestock population; and - Provide red meat for a population of 1.2 billion people.

The Company has adopted a "Three Year Plan" to be implemented in three Phases to achieve its objective of being both a fully functioning farm and a leader in the agriculture and farming industry in China by leveraging the Company's ability to make available the latest agrogenetic techniques.

      Phase One - Important of Australian livestock genetics through Castella Research Pty Ltd., based in Sydney, Australia, in the form of goat embryos for implanting into local recipients. East Wu has purchased 2,000 embryos to produce approximately 1,000 Boer kids. It purchased approximately 2,400 native Chinese goats to serve as recipient goats. During 2001, the activities of the Company will primarily be to establish genetic and biotechnology services including introduction of embryo transfer and artificial insemination technology. CHCL plans to import 6,000 embryos from Australia and purchase 7,000 local recipients in 2001.

      Phase Two - After the first two years, the Company's commercial production of Boer goats should be in place. The Company plans to distribute and market genetics through semen, embryos and live breeding stocks to contact growers, and municipal and provincial governments. Company trained technicians will serve these clients by inseminating the semen, implanting the embryos and providing services in the sale of the Company's feed, feed additives, minerals, vitamins, veterinary drugs and other supplementary products.

      Phase Three - The Company expects to produce Boer goat crosses with 25%, 50%, 75% and 87% full blood Boer goats through embryo transfer within a three-year period.

Forage Grass

       With the increased meat consumption by China residents, there has been increased demand for China's forage grasses. This has resulted in the planting of specialized forage grass like alfalfa. Alfalfa is not only a fodder with a higher nutritional value for cows and sheep, but it also improves the soil. The consumption of milk and milk products by residents of China has been increasing, contributing to the increasing demand for forage grass.

         In view of this, China Continental is planning to leverage its technologies, scientific planting methods and modern management techniques to establish the largest area of grassland in China utilizing American advanced machinery and high quality imported seed.

         The initial focus of the plan is to enlarge the percentage of high quality forage grass to 36,500 hectares (or approximately 91,250 acres) within three years. By achieving this scale, the total yearly production of the high quality forage grass should be approximately 200,000 metric tons.

Water Resources

         The Company acquired two water resources through the acquisition of a 100% equity stake in Famous Goal International Limited. The water resources are surrounded with a vast nature prairie producing a pure natural environment without industrial pollution.

         The Company plans to enter into a joint venture with a marketing and distribution company and to build a bottling plant. Construction of the plant is expected to begin late in 2001, with commercial production beginning in the fourth quarter of 2002.

      Water Source - The water source is surrounded with a vast natural prairie, a pure natural environment without industrial pollution. The mineral water exists in the pyroclastic rock crevice from the Jurassic Period. Rainfall seeps along the rock crevice into the soil, dissolves the microelements and micro-components in rocks through deep circulation, and then rises through crevices to the surface, thus forming natural mineral water. The high-grade natural mineral water meets the GB8537-95 Standard for "Potable Natural Mineral Water." It can be used to produce bottled or tubbed potable natural mineral water or mineral water drinks.

      Proposed Bottling Plant - The first phase of the proposed plant will include building a structure to house six production lines. The second phase calls for four additional production lines. Management expects that each production line will have a capacity of 100 million bottles at 600ml/bottle per year or 200 cubic meters per day of water.

ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company principal administrative office is located in Hong Kong at Room 2407 China Resources Building, 26 Harbour Road, Wanchai. The Company occupies these facilities under a two year lease.

      The marketing, technical facilities and supporting teams are located in Tianjin, People's Republic of China.

      The farm which the Company purchased, (East Wu) is located in Inner Mongolia in the People's Republic of China.

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
                                 2000                    1999
                               -------                  ------
                            High       Low           High     Low

First Quarter              2.40       0.375          0.75    0.328
Second Quarter             1.25       0.375          0.703   0.203
Third Quarter              0.56       0.10           0.563   0.188
Fourth Quarter             0.16       0.055          1.50    0.313

      These quotation reflects the inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Holders

      At December 31, 2000 there were approximately 350 holders of record.

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


Income Statement Data:
(US$, 000)                                Year       Year       Year         Nine       Year
                                          Ended      Ended      Ended        Months     Ended
                                                                             Ended
                                          Dec 31     Dec 31     Dec 31       Dec 31     Dec 31
                                          2000       1999       1998         1997       1997
                                          ----       ----       ----         ----       ----

Automatic production lines                      0     36,434     32,806       18,815     31,957
Raw materials                                   0        670      1,594        1,846      2,782
Breeding center                                 0      1,770      2,388            0          0
Forage grass                                5,873          0          0            0          0
                                           ------    -------     ------            -          -
Total sales                                 5,873     38,874     36,788       20,661     34,759
Cost of sale                                   45     14,674     14,284        8,335     14,290
                                           ------    -------     ------       ------     ------
Gross profit                               45,828     24,200     22,504       12,325     20,469
Depreciation of fixed assets               (2,405)    (3,897)    (4,841)        (386)       (80)
Selling and administrative
   expenses                                  (391)    (1,205)    (2,395)        (510)      (959)
(Provision) Recovery for
   doubtful accounts                           (1)      (675)      (681)           0        289
Financial income (expenses), net                0       (126)      (165)         (57)       (55)
Other income (expenses) net                    51         (9)       360        2,919       (595)
Gain on disposal of Subsidiaries           17,608     11,431          0            0          0
Income from discontinued operations         5,505
Share of income/ (loss) of
   associated companies                         0          0        103          144          0
                                           ------     ------     ------      -------     ------
Income before income tax                   26,195     29,719     14,885       14,435     19,069
Income taxes                                    0      3,114      2,890        1,290      2,635
                                           ------     ------     ------       ------     ------
Income before minority interest            26,195     26,605     11,995       13,145     16,434
                                           ------
Minority interest                               0      1,631      2,114            0          0
                                           ------     ------     ------       ------     ------
Income before extraordinary item           26,195     26,605     11,995       13,145     16,434
Extraordinary item                              0          0          0            0          0
                                           ------      -----      -----        -----     ------
Net income                                 26,195     28,236     14,109       13,145     16,434
                                          -------     ------     ------       ------     ------
Net income per share                         0.26       0.37       0.23         0.50       0.63
                                          =======     ======     ======       ======     ======
Weighted average shares
    outstanding                           102,230     75,904     62,306       26,000     26,000
                                          =======     ======     ======       ======     ======


Balance Sheet Data at period end
                                           Year       Year       Year        Nine       Year
                                          Ended      Ended      Ended        Months     Ended
                                                                             Ended
                                          Dec 31     Dec 31     Dec 31       Dec 31     Dec 31
                                          2000       1999       1998         1997       1997
                                          ----       ----       ----         ----       -------

Working Capital (deficit)                  11,991   (14,678)     35,938     (26,392)    55,784
                                          -------   -------     -------     -------     ------
Total Assets                              204,384   188,941     253,269     218,447     73,282
                                          -------   -------     -------     -------     ------
Long-term Liabilities                           0     1,245       1,261           0          0
                                          -------   -------     -------     -------     ------
Shareholders Equity                       203,058   164,737     128,543      70,694     57,516
                                          -------   -------     -------     -------     ------


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve months ended  December 31, 2000 versus  Twelve months ended  December 31,
1999

Revenues

      Revenues from continuing operations decreased by US$33,001,000 or 84.89% to US$5,873,000 for the twelve months ended December 31, 2000 from US$38,874,000 for the prior year. This decrease is entirely attributable to the discontinuation of the plastics turnkey production business. Management believes that because of increasing price competition in the turnkey business, there is little room for further expansion at acceptable profit levels. With a view toward enhancing shareholder value, the Company had refocused its business to the field of agricultural genetics.

Cost of Revenues/Sales

         Costs of Sales of approximately US$45,000 represent salaries and wages paid to workers for the harvesting and sale of forage grass.

Depreciation of Fixed Assets

      Depreciation expense decreased by US$1,492,000 or 38.28% to US$2,405,000 for the year ended December 31, 2000 from US$3,897,000 for the prior year. The decrease was attributable to the sale of the farm located on Chengde Dafeng in October 1999 resulting in no depreciation charge for this entity for the fourth quarter. The decrease in depreciation was partially offset by three months of depreciation of the East Wu facility located in Inner Mongolia. With an annual depreciation charge of US$7,200,000, management is now negotiating with the relevant governmental bodies to extend the lease term for another 25 years. Had the lease term been extended for another 25 years, the depreciation charge would have been reduced to US$3,600,000 per annum. Management expects approval for the extension of lease in 2001.
Selling and Administrative Expenses

      Selling and administrative expenses include salaries of company personnel and general corporate overhead. Selling and administrative expense decreased by US$812,000 or 67.38% to US$393,000 for the year ended December 31, 2000 compared to US$1,205,000 for the prior year. The decrease resulted because the Company reduced its public relations expense together with discontinuing the turnkey business during 2000.

Other Income

      Other income of US$51,000 represents gains on conversion of foreign currencies and miscellaneous income.

Discontinued Operations

         Discontinued operations represent the net income less applicable income taxes of the turnkey business.

Gain on Disposal of Associated Companies and Investment in Subsidiaries

      The gain on the disposal of associated companies and investment in subsidiaries increased by US$6,177,000 or 54.04% to US$17,608,000 for the year ended December 31, 2000 from US$11,431,000. The gain on disposal of investments of US$11,413,000 in 1999 represented gain on the disposal of Wealthy Asia Limited. The major asset of Wealthy Asia Limited was a 51% holding in Chengde Dafeng Agriculture and Animal Husbandry Co. Ltd., a Sino-Singapore joint venture incorporated in the People's Republic of China. With a view to streamlining the business of the Company during 2000, management disposed of three 100 percent owned subsidiaries, Billion Pearl Investments Limited, Prime Hill Investment Limited and Prime View Limited producing a gain of US$17,608,000.

Net Income

      Net income decreased by US$2,041,000 or 7.22% to US$26,195,000 from US$28,236,000 for the year ended December 31, 2000. The decrease is attributable to the discontinuation of the turnkey business which had been partially offset by the increase in sale of forage grass and the extraordinary item.

Twelve Months Ended  December 31, 1999 versus  Twelve Months Ended  December 31,
1998

Revenues

      Revenues increased by US$2,086,000 or 5.6% to US$38,874,000 for the twelve months ended December 31, 1999 from US$36,788,000 for the prior year. This increase is principally attributable to an increase in the sale of turn-key projects of US$3,628,000, which was partially offset by a decrease in the sale of raw-materials of US$924,000 and in breeding center income of US$618,000.

Cost of Revenues/Sales

      Cost of sales of turn-key projects includes cost of machinery purchased and the salaries and wages paid to engineers and consultants. For the year ended December 31, 1999, cost of sales as a percentage of revenue on turn-key projects was 36.40%, representing a decrease of 2.40% form 38.8% for the prior year. This decrease is principally attributable to an increase in the cost of materials.

Depreciation of Fixed Assets

      Depreciation expense decreased by US$944,000 or 19.5% to US$3,897,000 for the year ended December 31, 1999 from US$4,841,000 for the prior year. The decrease is attributable to the sale of the farm located on Chengde Dafeng in October, 1999.

Selling and administrative expenses

      Selling and administrative expenses include salaries, commissions and other direct employment costs paid to the Company's sales representatives and other professionals. Selling and administrative expense decreased by US$1,190,000 or 49.68% to US$1,205,000 for the year ended December 31, 1999 compared to US$2,395,000 for the prior year. The decrease resulted because the Company spent less on public relation during 1999.

Provision for Doubtful Accounts

      The provision for doubtful accounts decreased by US$6,000 or 1% to US$675,000 for the year ended December 31, 1999 from US$681,000 for the prior year. Generally, uncollectible accounts as a percent of receivables remains fairly constant.

Financial Income (Expense) Net

     Financial income / (expense) is interest earned on cash and cash equivalents, less interest expense. Net financial expense decreased by US$39,000 or 23.6% to US$126,000 for the year ended December 31, 1999 from US$165,000 for the prior year. This decrease is attributable to a decrease in bank borrowing.

Gain on Disposal of Wealthy Asia Limited

     The gain on disposal of Wealthy Asia Limited totaled US$11,431,000. The major asset of Wealthy Asia Limited is a 51% holding in Chengde Dafeng Agriculture and Animal Husbandry Co. Ltd., a Sino-Singapore joint venture incorporated in the People's Republic of China.

Income Taxes

     Income taxes for the year ended December 31, 1999 were US$3,114,000 or 16.65% of pre-tax income. This compares with US$2,890,000 or 18.89% of pre-tax income for calendar year 1999. The tax rate was lower for 1999 because a portion of the income was classified as capital gains which are not subject to tax.

Net Income

     Net income increased by US$14,127,000 or 100% to US$28,236,000 from US$14,109,000 for the year ended December 31, 1999. The increase is attributable to an increase in sales of US$2,086,000 and the gain on the sale of the farm of US$11,431,000, which was partially offset by the increase in provision for doubtful accounts.

Liquidity and Capital Resources

     At December 31, 2000, the Company had working capital of US$11,991,000, including a cash balance of US$7,666,000. This compares to a working capital of US$(14,678,000) and a cash balance of US$870,000 at December 31, 1999.

     Net cash provided by operating activities decreased to US$24,984,000 from US$25,355,000 for the prior year. The cash provided by operating activities consisted principally of US$26,194,000 of net income, decrease in gain on disposal of subsidiary, a decrease in accounts receivable, and a decrease in income tax payable.

      Net cash used in investing activities totaled US$18,188,000 for the year ended December 31, 2000 compared to US$60,070,000 for the year ended December 31, 1999. In both years the Company had nominal purchases of fixed assets. During the year ended December 31, 1999, the Company used US$159,600,000 as a deposit for the purchase of the new farm. This was partially offset by the proceeds on disposal of subsidiaries and investment in subsidiaries.

      The Company business has historically not been capital intensive. In most years internally generated funds were sufficient to fund the Company operations and financial its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, management anticipates that cash generated from the new operations combined with current working capital and available credit lines will provide sufficient liquidity (other than the purchase of the farm) to meet ordinary capital requirements for the foreseeable future.

Impact of inflation

      To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of purchasing of embryos, salaries and related costs incurred principally in the agricultural genetic projects. The Company generally has been able to meet increased costs by raising the prices of its products.

Certain Risk Factors Affecting Future Operating Results

a)       Revised Corporate Business

     In the past, the Company has been actively involved in the sale of turnkey production lines, machinery and equipment, accessories, spare parts and raw materials. The Company has now exited this line of business and has moved into agricultural genetics and farming in China. Because of the Company's inexperience with this industry, there is no guaranty that its future results will equal those of the past or that the Company will be profitable in this industry.

b)       Country Risk

     Substantially all of the Company operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with the political, economic and legal environments and with foreign currency exchange, among others. The Company's results may be affected by, among other things by changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion, remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company revenue is denominated in Renminbi, which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

Agricultural Genetics Industry

      The Company is subject to the risks and uncertainties associated with the agricultural genetics business industry. The industry, can be negatively affected by a number of factors, including the following: the market price of livestock, outbreaks of diseases in humans or animals (such as BSE or "mad cow disease," or foot and mouth disease); weather conditions; government farm programs; government regulations; restrictive quota policies and trade policies and tariffs; and general economic conditions, either local, regional or global.

Bottled Water Industry

         The Company is subject to the risks and uncertainties associated with the bottling industry. The business can be negatively affected by a number of factors, including the following: finding the appropriate joint venture partner, raising the necessary capital, general risks associated with building a bottling plant, competition, government regulations, and general economic conditions.

ITEM 7A  QUANTITATIVE AND QUALIFICATION DISCLOSURE ABOUT MARKET RISK
            Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are annexed to this Report as pages F2 through F-26. An index to such materials appears on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

     Name                       Age                Title
     ----                      -----              -------
     Jia Ji Shang                47         Chairman of the Board and Chief
                                            Executive Officer
     Jian Sheng Wei              54         Chief Financial Officer/Secretary
                                            And Director
     Malcolm Roy Brandon         54         Technical Director
     Zhang Cheng Zhang           59         Director
     Shujing Li                  38         Director

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its chief executive officers and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal years ended December 31, 2000.

     Name of Individuals             Year             Salary            Bonus
     --------------------        ------------       ----------       -----------
         Chan Kwai Chiu             1998             108,000              0
                                    1999             108,000              0
                                    2000                   0              0
      Jai Ji Shang (1)              2000                   0              0

(1) Was not employed by the Company prior to 2000.

No cash compensation was paid or accrued by the Company in excess of $100,000 for any other executive officer. The Company does not provide retirement, pension, profit sharing or similar benefit program of plans to its officers. The Company does not pay fees or other compensation to its directors for attending meeting or special assignments.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company executive officers are as follows:

     Mr. Jia Ji Shang, age 47 is the Chairman and Chief Executive Officer of the Company. He holds a Master of Business Administration from Ukraine Institute of Wisconsin International University. He has in excess of 10 years of commercial experience in international trade, particularly in bioengineering, civil engineering, and biotechnology. Mr. Shang is the founder of Towering Technology Group Limited, which engages in civil and engineering construction in Mainland China and bioengineering and biotechnology throughout the Far East Region and in North America.

     Mr.  Jian Sheng  Wei,  age 54 is the  Business  Director,  Chief  Financial
Officer and Secretary of the Company. Mr. Wei holds a Bachelor in civil engineering and a Master in Business Administration. He has over 30 years experience in the operation, research and management of agriculture and husbandry. He has established breeding centers and large-scale slaughterhouses in Inner Mongolia and Hubei. Mr. Wei specializes in husbandry operation and is responsible in the promotion of business in the Far East Region, South Africa, Australia and North America.

     Dr. Malcolm Roy Brandon, age 54 is the Technical Director of the Company. Mr. Brandon is the Managing Director of Castella Research Pty Ltd., Honorary Professor of the University of Inner Mongolia, Principal Fellow of Centre for Animal Biotechnology, School of Veterinary Science at the University of Melbourne and Research Associate of the Austin Research Institute, Austin & Repatriation Hospital. Mr. Brandon received his Bachelor of Agricultural Science and PhD degree at the University of Sydney. He has over 26 years experience in basic research, development and production of biological products. He has been a visiting professor of Oxford University and Michigan State University. He is associated with 102 patents produced from his research.

     Professional Zhong Cheng Zhang, age 59 is a Technical Director of the Company. He is a leader in animal biology and has contributed greatly in maintaining the Peoples' Republic of China's highly competitive research in his field. He has initiated eight research projects with the PRC government and has over 30 years experience in biotechnology. He has published more than 60 referred research papers, reviews and books and has received two honorary awards from China Agriculture and Husbandry for best thesis of the year.

      Mr. Shujing Li, age 38 is a Director of the Company. He received his Doctorate degree in Agriculture Science from China Agricultural University. He is primarily responsible for developing, researching and supplying technologies in agricultural genetics. He established state owned project "95", a project employing agricultural genetics to improve the equality of existing foodstuffs. He has authored more than 20 research papers, reviews and books. He holds positions in the Chinese Youth Association of Science and Technology, the Asian Society of Animal Biotechnology, the Chinese Society of Animal Reproduction and the College of Animal Science and Technology.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Under the security laws of the United States, the Company's directors, its executive officers and beneficial owners of more than ten percent of any class of the Company's securities are required to report their initial ownership of the Company's securities and any subsequent changes in that ownership to the Securities and Exchange Commission. However, none of these parties has yet filed the required forms with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth as of December 31, 2000 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company Common Stock.
                                          Amount and Nature of
                                          Beneficial Ownership   Percentage
Name and Address (1) of Beneficial Owner       Shares             of Class
----------------------------------------    ----------           -----------
Shang Jia Ji                                33,000,000              14.35%
Jian Sheng Wei                                       0                  0
Malcolm Roy Brandon                                  0                  0
Zhang Cheng Zhang                                    0                  0
Shuking Li                                           0                  0
Clever Boy Limited                          52,825,000              22.96%
                                            ----------             -------
All officers and directors as a
group (five)                                85,825,000              37.31%

Address for all persons and entities is Room. 2407 China Resources Building, 26 Harbour Road, Wanchai, Hong Kong and all shares are deemed beneficially owned by Shang Jia Ji.

(1)  Clever Boy Limited is beneficiarily owned by Shang Jia Ji.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company amounts due from / (to) directors and related companies owned and/ or controlled by a director, Jia Ji Shang, are unsecured, interest-free and are repayable on demand.

      In the normal course of business, some of the companies are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenue from the sales of raw materials to these joint ventures are summarized as follows:

                                  Year Ended       Year Ended      Year Ended
                                  December 31,     December 31,   December 31,
                                     1998             1999           2000
                                  ------------     -------------  ------------
Sales to joint ventures:
         Raw materials            US$1,542,354      US$669,976       US$0

The unrealized profits arising form these transactions were eliminated in the consolidated financial statements to the extent of the Company interest in these joint ventures.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Report on Form 8-K

     1. Form 8-K dated November 16, 2000 reporting the resignation of Blackman Kallick Bartelstein LLP as the Company's certifying accountants.

     2. Form 8-K dated December 23, 2000 reporting a change in control of the registrant and the acquisition of Famous Goal International Limited.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHINA CONTINENTAL, INC.


                                 By: /s/ Jia Ji Shang
                                    ---------------------------------
                                      Jia Ji Shang
                                      Chairman of the Board and Chief Executive
                                      Officer

                                 By: /s/ Jian Sheng Wei
                                    ----------------------------------
                                      Jian Sheng Wei
                                      Chief Financial Officer
Dated: April 13, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                Titles                       Date
-----------                              --------                     ------

/s/ Jia Ji Shang
---------------------------
Jia Ji Shang                   Chairman of the Board and Chief
                               Executive Officer                  April 13, 2001
/s/ Macolm Roy Brandon
---------------------------
Macolm Roy Brandon             Director                           April 13, 2001

/s/ Zhong Cheng Zhang
---------------------------
Zhong Cheng Zhang              Director                           April 13, 2001

/s/ Shujing Li
---------------------------
Shujing Li                     Director                           April 13, 2001

/s/ Jian Sheng Wei
---------------------------
Jian Sheng Wei                 Secretary / Treasurer /
                               Chief Financial Officer and        April 13, 2001
                               Director

                        CONSOLIDATED FINANCIAL STATEMENTS
                     CHINA CONTINENTAL, INC AND SUBSIDIARIES

                   THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Pages
                                                                         -------
             Report of Independent Auditors                                 F- 2

             Consolidated Balance Sheets                              F-3 to F-4

             Consolidated Statements of Income                       F-5 to F- 6

             Consolidated Statements of Changes in Stockholders' Equity      F-7

             Consolidated Statements of Cash Flows                   F-8 to F-10

              Notes to Consolidated Financial Statements            F-11 to F-26

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of China Continental, Inc.


We have audited the accompanying consolidated balance sheet of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of December 31, 2000, and the related statements of income, retained earnings, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of China Continental, Inc. and subsidiaries as of December 31, 1998 and 1999, were audited by other auditors whose report dated May 23, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Continental, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                     Thomas Leger & Co., L.L.P.




Houston, Texas
March 26, 2001

          CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
         December 31, 1999 and December 31, 2000

                                     ASSETS
                                                                  December 31,
                                               ------------------------------------------------
                                                   1999               2000               2000
                                                   HK$                 HK$               US$
                                               -----------         -----------        ---------

CURRENT ASSETS
  Cash and bank balances                        6,743,618          59,415,056        7,666,459
  Trade receivables, net of provisions of
  HK$O at December 31, 1999 and 2000           57,433,900          17,830,189        2,300,670
 Inventory                                              -          25,966,037        3,350,456
 Other receivable                                   8,540                   -                -
                                            -------------     ---------------   --------------
TOTAL CURRENT ASSETS                           64,186,058         103,211,282       13,317,585
DEPOSIT ON INVESTMENT IN LAND HOLDING
COMPANY                                     1,323,966,245                   -                -
FIXED ASSETS                                    3,026,841          21,886,792        2,824,102
INTEREST IN ASSOCIATED
 COMPANIES, net of accumulated
amortization of HK$8,984, 000                  57,956,574                   -                -
LAND LEASE RIGHTS, net of
 accumulated amortization of
HK$17,883,681 at December 31,2000                       -       1,260,799,546      162,683,812
WATER RESOURSES                                         -         198,081,376       25,558,887
AMOUNTS DUE FROM RELATED
 COMPANIES                                     10,164,655                   -                -
OTHER ASSETS                                    5,000,000                   -                -
                                            -------------     ---------------   --------------
TOTAL ASSETS                                1,464,300,373       1,583,978,996      204,384,386
                                            =============     ===============   ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     December 31, 1999 and December 31, 2000
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31,
                                                   ----------------------------------------------
                                                     1999                2000              2000
                                                     HK$                 HK$                US$
                                                   --------            ---------         --------

CURRENT LIABILITIES
   Bank overdrafts                                  3,955,635                  -                 -
   Bank import loans                                2,988,375                  -                 -
   Secured bank loan                                  134,845                  -                 -
   Income taxes payable                           118,448,796                  -                 -
   Amounts due to directors                        25,969,348                 74                12
   Amounts due to related parties                   4,508,262          8,876,268         1,145,323
   Accounts payable and accrued liabilities        21,931,631          1,403,987           181,159
                                                  -----------        -----------        ----------
TOTAL CURRENT LIABILITIES                         177,936,892         10,280,329         1,326,494
LONG-TERM LIABILITIES
   Secured bank loan -                              9,647,634                  -                 -
                                                  -----------        -----------        ----------
TOTAL LIABILITIES                                 187,584,526         10,280,329         1,326,494
                                                  -----------        -----------        ----------
STOCKHOLDERS' EQUITY
   Common stock, par value US$0.001 per share:
   Authorized:
   1,000,000,000 shares;
   Issued and outstanding
   99,000,000 and 230,000,000
   as of December 31, 1999 and 2000,
    respectively                                      767,690          1,789,425           230,894
   Additional paid-in capital                     438,310,094        531,262,285        68,549,972
   Retained earnings                              837,638,063      1,040,646,957       134,277,027
                                                -------------      -------------      ------------
TOTAL STOCKHOLDERS' EQUITY                      1,276,715,847      1,573,698,667       203,057,893
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          1,464,300,373      1,583,978,996       204,384,387
                                                =============      =============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1999 and 2000

                                                             Year Ended December 31,
                                             -------------------------------------------------------------
                                              1998              1999               2000             2000
                                               HK$               HK$                HK$              US$
                                             -------           -------           ---------        --------

SALES                                             -                 -         45,518,868       5,873,403
COST OF SALES                                     -                 -           (353,774)        (45,648)
                                       -------------     -------------      -------------     -----------
GROSS PROFIT                                      -                 -         45,165,094       5,827,755
DEPRECIATION AND                                  -                 -
    AMORTIZATION                                  -                 -        (18,638,398)     (2,404,955)
SELLING AND ADMINISTRATIVE                        -                 -
   EXPENSES                                       -                 -         (3,041,195)       (392,413)
OTHER INCOME                                      -                 -            392,277          50,616
                                       -------------     -------------      -------------     -----------
INCOME FROM CONTINUING OPERATIONS                 -                 -         23,877,778       3,081,004
DISCONTINUED OPERATIONS
    Income from operations
    of divested entities less
    applieable income taxes of
HK$22,399,318 and HK$24,128,390
for 1998 and 1999 respectively          108,554,985       130,239,653         42,665,339       5,505,204
NET GAIN ON DISPOSAL OF ASSOCIATED
    COMPANIES AND
    INVESTMENTS IN SUBSIDIARIES             795,995        88,591,608        136,465,777      17,608,488
                                       -------------     -------------      -------------     -----------
NET INCOME                              109,350,980       218,831,261        203,008,894      26,194,696
                                       =============     =============      =============     ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1999 and 2000

                                                          Year Ended December 31,
                                        --------------------------------------------------------------
                                           1998          1999               2000              2000
                                           HK$            HK$               HK$                US$
                                        ----------     ---------         ----------        -----------

INCOME PER COMMON SHARE
BASIC
Income from continuing operations             -             -               0.23              0.03
ncome from discontinued operations         1.73          1.72               0.42              0.06
Gain on disposals                          0.02          1.16               1.34              0.17
                                    ------------   ------------     -------------     -------------
                                           1.75          2.88               1.99              0.26
                                    ============   ============     =============     =============
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
Basic                                62,568,767    75,904,110        102,230,137       102,230,137
                                    ============   ============     =============     =============

       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000

                                                              Additional
                                              Share            paid-in           Retained
                                             capital           capital           earnings             Total
                                               HK$               HK$               HK$                 HK$
                                             ---------       ------------      ------------       ------------

Balance at December 31, 1997                  202,800         13,356,985        532,900,224         546,460,009
Issuance of 40,000,000 shares
 on February 10, 1998 at
 US$1.00 per share                            309,200        309,326,204                  -         309,635,404
Issuance of 1,400,000 shares
 on August 12, 1998 at
 US$.50 per share                              10,822          5,400,178                  -           5,411,000
Issuance of 1,600,000 shares
on September 30, 1998 at
 US$.42 per share                              12,368          5,250,737                  -           5,263,105
Assumption of liabilities
 on December 31, 1998 and
 contribution to capital                            -         17,534,193                  -          17,534,193
Deemed dividend to
 Mr. Chan Kwai Chui                                 -                  -        (23,444,402)        (23,444,402)
Net income                                          -                  -        109,350,980         109,350,980
                                            ----------      -------------      -------------       -------------
Balance at December 31, 1998                  535,190        350,868,297        618,806,802         970,210,289
Issuance of 30,000,000 shares
 on October 9, 1999 at
 US$0.37 per share                            232,500         86,730,000                  -          86,962,500
Assumption of liabilities
 on December 31, 1999 and
 contribution to capital                            -            711,797                  -             711,797
Net income                                          -                  -        218,831,261         218,831,261
                                            ----------      -------------      -------------       -------------
Balance at December 31, 1999                  767,690        438,310,094        837,638,063       1,276,715,847
                                            ----------      -------------      -------------       -------------
Issuance of 131,000,000 shares on
 December 23, 2000 at US$0.091975 -per
 share                                      1,021,735         92,952,191                  -          93,973,926
Net income                                          -                  -        203,008,894         203,008,894
                                            ----------      -------------      -------------       -------------
Balance at December 31, 2000                1,789,425        531,262,285      1,040,646,957       1,573,698,667
                                            ==========      =============     ==============      ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1999 and 2000


                                                                    Year Ended December 31,
                                                  -------------------------------------------------------------
                                                    1998               1999              2000             2000
                                                     HK$                HK$               HK$              US$
                                                  ---------           --------         ---------        --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                      109,350,980        218,831,261       203,008,894       26,194,696
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                 37,514,686         30,203,531        18,638,398        2,404,955
   Provision for doubtful debts and
    diminution in values of investments
    and associated companies                      5,280,608          5,231,361                 -                -
   Share of gains of associated companies          (795,995)                 -                 -                -
  Gain on disposal of subsidiaries                        -        (88,591,608)     (136,435,773)     (17,604,615)
(Income) loss allocated to minority interest    (16,388,692)        12,642,937                 -                -
Stock issued for public relation services         5,411,000                  -                 -                -
(Increase)/decrease in assets:
    Inventories                                           -                  -        (3,324,528)        (428,971)
    Trade receivables                           (36,167,309)       (12,972,409)       39,603,711        5,110,156
    Prepayments and deposits                       (598,127)           580,238                 -                -
    Amounts due from related companies           (2,186,764)          (454,342)                -                -
    Amounts due from associated companies           262,249         (2,380,923)                -                -
    Amounts due from directors                   (2,102,195)         1,079,397                 -                -
Increase/(decrease) in liabilities:
    Amounts due to directors                      8,712,447         15,425,445        (5,678,494)        (732,709)
    Amounts due to related parties                 (724,021)          (483,797)        4,368,006          563,614
    Accounts payable and accrued liabilities     14,974,220         (6,421,135)      (20,527,644)      (2,648,728)
    Income taxes payable                         22,780,444         23,155,052                 -                -
                                             ---------------      -------------     -------------     ------------
Net cash provided by operating activities       145,323,531        196,503,952        99,652,570       12,858,398
                                             ---------------      -------------     -------------     ------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  Years Ended December 31, 1998, 1999 and 2000

                                                              Year Ended December 31,
                                                ---------------------------------------------------------------
                                                 1998                1999               2000              2000
                                                  HK$                 HK$                HK$              US$
                                                -------             --------          ---------         -------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Deposit on investment in land                        -      (1,237,003,745)                 -                -
  Purchase of water sources                            -                   -        (46,981,132)      (6,062,083)
  Purchase of fixed assets                        (2,736)                  -                  -                -
  Proceeds from disposal of subsidiaries               -         771,462,855                  -                -
                                             -------------    ---------------      -------------     ------------
Net cash used in investing activities             (2,736)       (465,540,890)       (46,981,132)      (6,062,083)
                                             -------------    ---------------      -------------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Net (repayments) under
    bank import loans                         (6,890,020)           (600,140)                 -                -
  Net repayements of bank loans                  (89,656)           (112,729)                 -                -
  Advances of bank overdrafts                     71,983              69,407                  -                -
                                             -------------    ---------------      -------------     ------------
  Net cash provided by(used in)
 financing activities                         (6,907,693)           (643,462)                 -                -
                                             -------------    ---------------      -------------     ------------
NET (DECREASE)INCREASE IN
 CASH AND BANK BALANCES                      138,413,102        (269,680,400)        52,671,438        6,796,315
Cash and bank balances, at beginning
 of period                                   138,010,916         276,424,018          6,743,618          870,144
                                             -------------    ---------------      -------------     ------------
Cash and bank balances, at end of period     276,424,018           6,743,618         59,415,056        7,666,459
                                             =============    ===============      =============     ============
SUPPLEMENTARY CASH FLOWS
 DISCLOSURES:
1.  Interest paid                              1,275,217           1,834,429                  -                -
                                             =============    ===============      =============     ============
    Income taxes paid                            256,629             973,338                  -                -
                                             =============    ===============      =============     ============


2.  The deposit on investment in land in 1999 has been reclassified in 2000

                                       HK$
                                   ------------
              Land lease rights   1,278,683,227
              Fixed assets           22,641,509
              Inventories            22,641,509
                                  1,323,966,245


       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  Years Ended December 31, 1998, 1999 and 2000

SUPPLEMENTARY CASH FLOWS
 DISCLOSURES:

3. During 2000 the Company disposed of Billion Pearl Investments Limited, Prime Hill Investment Limited, Prime View Industrial Limited; and ceased operations and liquidated Danbury, Inc.

    The following amounts represent the non-cash portion of these transactions:

                                                                       HK$
                                                                      -----
              Fixed assets                                          3,026,841
              Interest in associated companies                        830,256
              Amount due from related companies                    10,164,655
              Other                                                 5,008,540
              Bank overfrafts                                      (3,955,635)
              Bank import loans                                    (2,988,375)
              Income taxes payable                               (118,448,796)
              Amounts due to directors                            (20,290,780)
              Secured bank loan                                    (9,782,479)
                                                                 --------------
                                                                 (136,435,773)
                                                                 ==============

4. The non-cash portion of the purchase of Famous Goal International Ltd is as follows:

                                                                      HK$
                                                                    --------
              30% interest in Megaway Development Ltd              57,126,318
              131,000,000 shares of China Continental Inc.         93,973,926
                                                                 -------------
                                                                  151,100,244

       The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

China Continental, Inc. (the "Company") was incorporated in the state of Utah, in the United States of America, and its principal activity is a 100% investment in Sun's International Holdings Limited (Sun's International), a holding company for investments in operating companies. Sun 's International was incorporated under the laws of the British Virgin Islands.

The consolidated financial statements include the accounts of the Company and Sun's International and its wholly owned subsidiaries, Billion Pearl Investments Limited (disposed of in 2000), High Glad Industries Limited (struck off in
1998), Prime Hill Investment Limited (disposed of in 2000), Prime View Industrial Limited (disposed of in 2000), Danbury Inc., Winkler Holdings Inc. (struck off in 1998), Wealthy Asia Limited (disposed of in October 1999), Battonic Company Limited and its operation East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm (acquired in 1999); Famous Goal International Ltd and its holdings in water resources (acquired in 2000); (hereinafter collectively together with the Company referred to as the "Group").

Danbury Inc. was primarily engaged in the sale of automatic production lines on a turn-key basis and related consulting fees to various customers in the People's Republic of China (the "PRC"). This company, along with certain dormant companies, has also made investments in PRC enterprises through the formation of associated companies with various PRC parties. Danbury Inc., ceased operations in 2000. Billion Pearl Investments Limited was primarily an importer and reseller of raw materials to an associated company. Billion Pear Investments Limited was disposed of during 2000. Wealthy Asia Limited, through a wholly owned subsidiary, owned 51% of a joint venture known as Chengde Dafeng Agriculture and Animal Husbandry Co., Ltd., which was established to run a breeding center to propagate Boer goats and other livestock breeds. Battonic Company Limited, through its operation East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm, is engaged in forage grass agriculture and a breeding center to propagate Boer goats and other livestock breeds.


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

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(a)  Basis of consolidation
     ----------------------

The consolidated financial statements of the Company include the accounts of the
Company  and  its  wholly  and  majority   owned   subsidiaries.   All  material
inter-company balances and transactions have been eliminated on consolidation.

(b)  Associated companies
     --------------------

An associated company is a company, not being a subsidiary, over which the Group is in a position to exercise significant influence.

The Group's share of the post -acquisition results of associated companies is included in the consolidated statements of income under the equity method of accounting. The Group's interests in associated companies are stated in the consolidated balance sheets at cost plus the Group's share of the associated companies post- acquisition results and capital transactions, less any provisions for other than temporary diminutions in values.

(c)  Cash and cash equivalents
     -------------------------

The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

At December 31, 1999 and 2000, cash and cash equivalents included foreign currency deposits equivalent to HK$6,694,810 (US$863,846), and HK$59,415,056 (US$7,666,459), respectively.

(d)  Inventory
     ----------

Inventories are measured at lower of cost and net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas.

(e)  Fixed assets and depreciation
     -----------------------------

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

             Leasehold land and buildings                   2.0% -4%
             Furniture and fixtures                              20%
             Office equipment                                    20%
             Motor vehicles                                      20%

(f)  Land lease rights and amortization
     ----------------------------------

Land lease rights in Mainland China were stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for this purpose is 2.5% to 4.0%

(g)  Income taxes
     ------------

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes".

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

Translation of amounts from HK$ into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 2000 of US$1.00 : HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate on December 31, 2000 or at any other date.

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

(i)  Revenue recognition
     -------------------

Revenue from the sale of machinery and equipment, livestock, forage grasses and raw materials is recognized when the merchandise is delivered to the customer.

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

(j)  Retirement benefits
     -------------------

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

Contributions made to the Retirement Plan during the year ended December 3l, 1998, 1999 and 2000, were HK$57,546, HK$l3,923 and HK$O, respectively.

(k)  Earnings per share
     ------------------

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standard (" SFAS ") No . 128, "Earnings Per Share", which requires the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share would include the dilutive effect of securities that could be exercised or converted into common stock. The Company has not entered into any transactions that would have a dilutive effect upon EPS.

(l)  Segment reporting
     -----------------

In December 1999, the Company adopted SFAS No. 131, " Disclosures About Segments of an Enterprise and Related Information". The adoption of this standard requires that reportable segments are reported consistent with how management assesses segment performance. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. See "Segment Information", for further information. As a result, the Company will separately report information on the following three operating segments: automatic production lines on a turn-key basis, raw material importer and reseller and breeding center operations. In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

(m)  Use of estimates
     ----------------

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(n)  Reclassification
     ----------------

Certain balances in the prior years have been reclassified to conform to the presentation used in the current year.

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSILIDATED FINANCIAL STATEMENTS

4.      FINANCIAL INCOME/(EXPENSES), NET

                                                     Year Ended Decmeber 31,
                                                  ------------------------------
                                                     1998               1999
                                                      HK$                HK$
                                                  -----------         ----------
           Interest income                          157,629            890,625
           Interest expense                      (1,359,620)        (1,834,429)
           Bank charges                             (73,226)            35,742
                                                ------------        ------------
                                                 (1,275,217)          (979,546)
                                                ============        ============
5.         OTHER INCOME(EXPENSES), NET
                                                     Year Ended Decmeber 31,
                                                   ---------------------------
                                                     1998      1999      2000
                                                     HK$       HK$       HK$
                                                   -------   --------   -------
            Commission and miscellaneous income   3,615,700    4,630          -
            Foreign exchange gains/(losses), net   (826,195) (72,123)   392,277
                                                  ---------  --------   -------
                                                  2,789,505  (67,493)   392,277
                                                  =========  ========   =======
6.         GAIN (LOSS) DISPOSAL
             OF INVESTMENT IN SUBSIDIARIES
                                                     Year Ended Decmeber 31,
                                                  -----------------------------
                                                     1999               2000
                                                      HK$                HK$
                                                  -----------       -----------
            Wealthy Asia Limited                  88,591,608                 -
            Billion Pearl Investments Limited              -        27,217,513
            Prime View Industrial Limited                  -       (20,563,595)
            Prime Hill Investment Limited                  -        15,287,588
            Danbury Inc.                                           118,478,800
                                                 -----------      ------------
                                                  88,591,608       136,465,777
                                                 ===========      ============

7.   INCOME TAXES

The companies in the Group operate in several jurisdictions and may be subject to taxes in those jurisdictions. Details of the related provision for income taxes are as follows:


                                                     Year Ended December 31,
                                             -----------------------------------
                                                1998                  1999
                                                 HK$                   HK$
                                             ------------         --------------
    Income/(loss) before income taxes:
    Hong Kong                               (6,332,226)           (8,396,983)
    PRC                                    121,693,832           238,713,697
                                          --------------        ---------------
                                           115,361,606           230,316,714
                                          ==============        ===============
     Income tax provision:
     Current:
     Hong Kong                                 102,270                 9,698
     PRC                                    22,297,048            24,118,692
                                          --------------        ---------------
                                            22,399,318            24,128,390
                                          ==============        ===============


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

Those companies carrying on operations in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for profits tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16.5% on their estimated taxable income for the year. No companies are carrying on operations in Hong Kong at December 31, 2000

Companies with operations in the PRC may be subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services Tendered in that jurisdiction is approximately 8.5%. The Company is of the opinion there will be no taxes on the Battonic Co., Ltd, operations for the next five years.

At December 31, 1999 income tax payables included foreign currency payables equivalent to HK$118,448,796 (US$15,283,716).

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:


                                                  December 31,
                                       -----------------------------------
                                         1998                      1999
                                          HK$                       HK$
                                       ---------                 ---------
 Statutory Hong Kong tax rates           16.5%                     16.5%

 Computed expected tax expense     19,034,665                38,002,257

 Increase (Decrease) resulting from
PRC tax at a different composite
tax rate                              944,644               (14,732,455)
Adjustments for expense items which
are not deductible for profits tax
purposes:
Share of (gain) loss in and provisions
for diminutions in values of associated
companies                             (63,680)                       -
Other provisions                    2,483,689                  530,971
Others                                      -                  327,617
                                   ------------            ------------
                                   22,399,318              24, 128,390

Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately HK$1,040,646,957 at December 31, 2000. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings at December 31, 2000 was approximately HK$350,000,000 (US$45,161,291).

8. FIXED  ASSETS

                                                       Year Ended December 31,
                                                    1999                   2000
                                                     HK$                    HK$
                                                   -------              --------

Cost:
Leasehold land and buildings,
located in Hong Kong (1)                          4,239,231                   -
Machinery and equipment                                   -          22,641,509
Furniture and fixtures                              700,826                   -
Office equipment                                    603,484                   -
Motor vehicles                                    1,244,030                   -
                                                 -----------        ------------
                                                  6,787,571          22,641,509

Less: accumulated depreciation                   (3,760,730)           (754,717)
                                                 -----------        ------------
Net book value                                    3,026,841          21,886,792
                                                 ===========        ============

(1)  Pledged.

9.   INTERESTS IN ASSOCIATED COMPANIES

                                                       December 31, 1999
                                                               HK$
                                                       ------------------

             Unlisted investments, at cost                 73,145,120
             Share of post-acquisition gains, net           1,909,454
             Write off for diminutions in values           (8,114,000)
             Accumulated amortization                      (8,984,000)

                                                           57,956,574
              Due to associated companies, net                      -
                                                          ------------
                                                           57,956,574

             Movement in provisions for diminutions in values:
                     Balance at beginning of year           8,114,000
             Provisions for diminutions in value                    -
                                                          ------------
                     Balance at December 31,1999           8, 114,000
                                                          ============

During the year ended December 31, 2000, the company exchanged its interest in Megaway Development Limited, as part of the consideration to acquire a 100% interest in Famous Goal International Limited. The other interests in associated companies has been disposed of namely, Billion Pearl Investments Limited, Prime Hill Investment Limited and Prime View Industrial Limited. The Group's share of the post-acquisition gains of associated companies was HK$795,995 for the year ended December 3l, 1998.

On December 23, 1997, Sun's International acquired a 56.5% interest in Wealthy Asia Limited (WAL) for US$52,000,000 (HK$403,364,486) in cash from Mr. Brian Ko. WAL had simultaneously acquired 100% of Megaway Agriculture Co. Ltd. (Megaway) from Mr. Harry Ho for US$92,000,000 (HK$713,644,828), with a cash payment of US$72,800,000 which was settled on December 31, 1997 and a verbal agreement to remit the remainder at some future date. The remainder was settled on March 18, 1999 through the receipt of 9,900,000 newly issued shares of China Continental, Inc. common stock.

The following amounts represent the initial recording of this transaction:

                                             Asset (Liability) HK$
                                             ---------------------
      Land lease rights                          1,358,514,000
      Due from Harry Ho                             39,525,000
      Due to Brian Ko                             (309,635,404)
      Minority Interest                           (685,039,110)
                                                 --------------
      Cash Paid                                    403,364,486
                                                 ==============

On February 10, 1998, Sun's International acquired the remaining 43.5% interest in WAL from Mr. Brian Ko via the issuance of an additional 40,000,000 shares of stock in China Continental, Inc. of which 9,900,000 shares were issued directly to Megaway Resort Development Ltd., a company owned by Mr. Harry Ho and incorporated in Western Samoa.

The principal asset of Megaway is a 51% interest in Chengde Dafeng Agriculture and Animal Husbandry Co., Ltd. (Chengde), a Sino-Singapore joint venture incorporated in the PRC on December 3, 1997. Mr. Ho, through his prior ownership of Megaway, was an original party to the joint venture, with the remaining 49% interest being held by entities associated with the Chinese government. Chengde has been established to run a breeding center to propagate Boer goats and other livestock breeds. Chengde's principal asset is 20,000 hectares or 49,400 acres of grassland located approximately 250 kilometers north of Beijing, in the PRC. Based upon an independent appraisal dated July 30, 1999 by American Appraisal Hong Kong Limited, the value of 100% of Chengde is US$181,000,000 (HK$l,402,750,000) as of December 31, 1997.

On October 4, 1999, Sun's International sold its 100% interest in WAL to an unrelated third party for a consideration of approximately HK$773,127,341 (US$l00,000,000) .

     The following amounts represent the non-cash portion of this transaction:

         Cash disposed of with sale of subsidiary       HK$     1,664,486
         Accounts receivable                                    1,338,318
         Prepayments, deposits and other                        1,214,953
         Amounts due from directors                            39,525,000
         Land lease rights, net                               613,158,926
         Income taxes payable                                   (627, 103)
         Accounts payable and accrued liabilities                (267,099)
                                                            --------------
         Net                                                  656,007,481
                                                            ==============

On October 9,1999, the Company initiated the purchase of a 100% interest in Battonic Co., Ltd. for a consideration of US$100,000,000 and 30,000,000 shares of stock in the Company. The shares were valued at US$11,250,000, based upon the trading value of the shares on this date. The cash and stock were both transferred to the seller, an unrelated individual, on that date. Subsequently, that individual became an employee of the Company.

The principal asset of Battonic Co. Ltd. is a 100% interest in East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm (Banner). The principal asset of Banner is a 100% interest in Dongwu Demonstration Farm (Dongwu). Dongwu has been established to run a breeding center to propagate Boer goats and other livestock breeds. Dongwu's principal asset is the right to use 156 square miles of land located in Inner Mongolia for 25 years from July 1, 1999 to July 1, 2024 and may be extended by the Company. Based upon an independent appraisal dated October 20, 1999 by Vigers Hong Kong Limited, the value of 100% of Dongwu is US$361,772,645 (HK$2,803,738,000).

Had the 30,000,000 shares of common stock been outstanding throughout the periods presented, earnings per share would have been HK$1 .22 for the year ended December 31, 1998.

In the PRC, an investment such as Dongwu is not legally transferable until all of the appropriate levels of governmental authority have approved the transaction. However, according to an outside legal opinion obtained by the Company, governmental procedures for the official change have commenced and such procedures are in accordance with the relevant PRC laws and the transfer of title ownership is deemed to be achievable through the commenced procedures. At December 31, 2000, this investment had not yet been properly approved. The
Company has taken possession and commenced operation of the property. The company is confident that all necessary approvals will be obtained. In the unlikely event that the transaction is not approved, the company would take steps to rescind the shares issued and to recover the cash deposit.

On December 23, 2000 the Company initiated the purchase of a 100% interest in Famous Goal International Limited for a consideration of US$6,000,000, exchange of the Company's Megaway interest (HK$57,126,318), and 131,000,000 shares of stock in the Company. The shares were valued at US$12,048,712

Had the 131,000,000 shares of common stock been outstanding through out the periods presented, earnings per share would have been HK$.48, HK$.95 and HK$.88, for 1998, 1999 and 2000 respectively.

The principal assets of Famous Goal International Limited are 2.6 square kilometers of land with two water resources located in Wulagai Development District northwest of Xi Lin Gol Meng. It can be used to produce bottled natural mineral water.

10.  BANK LOANS

The import loans with banks carry interest at 1% above the Hong Kong prime-lending rate. (weighted average of 9.5% per annum as of December 31, 1999). The import loans are usually repaid in three to six months, which is in accordance with the terms of the agreement.

The bank overdrafts carry interest at 3% above the Hong Kong prime-lending rate.

The Company borrowed and in turn loaned HK$9,984,864 to a company owned by a director, Mr. Chan Kwai Chiu, in conjunction with his purchase of a personal residence. The mortgage loan is secured by the residence and other properties owned by Mr. Chan Kwai Chiu with a cost of HK$17,800,000. The balance remaining as of December 31,1999 was HK$9,782,479. Upon disposal of Billion Pearl Investments Limited, all bank loans have been transferred to the vendor of the disposed subsidiary.

11.  CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long-term receivable and the amounts due from and to directors and related companies.

(i)  Cash deposits

The Group places it cash deposits with an international bank.

(ii) Amounts due from related companies

At December 31, 1999, approximately 24%, 18% and 49% of the amounts due from related companies were due from New Skyland Industrial Ltd., Billion Pearl International Limited and New Skyland International Ltd., respectively. These amounts have been fully reserved for at December 31, 1999.

At December 31, 2000, there is no amount due from related company.

The Group does not have the policy of requiring collateral.

(iii) Amounts due from and to directors (See "Additional related party balances and transactions")

(iv) Deposit on investment in landholding company (See "Acquisitions and dispositions")

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

Effective July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR wil1 have full economic autonomy and its own legislative, legal and judicial systems for 50 years. The Group's management does not believe that the transfer of sovereignty over Hong Kong has had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

14.  FOREIGN CURRENCY EXCHANGE

The Group has substantial transactions with customers and significant investments in associated companies in the PRC. Both the customers and the associated companies may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because RMB is not freely convertible into foreign currencies. The majority of the Company's bank balances as of December 31, 1999 and 2000 were in RMB. The amount of debts due from customers in the PRC subject to control amounted to HK$57,433,900 and HK$59,410,906 at December 31, 1999 and 2000, respectively .

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

The quotation of the exchange rates does not imply free convertibility of RMB into Hong Kong dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers invoices, shipping documents and signed contracts.

15.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

The Group's amounts due from/(to) directors and related companies owned or controlled by a director are unsecured, interest-free and are repayable on demand.

16.  CONTINGENCIES AND COMMITMENTS


During 1998, the Company entered into an agreement with an unrelated entity to provide public relations and promotional services for the Company. In accordance with the agreement the entity was issued stock for all services provided. A portion of the agreement is contingent upon the firm's ability to raise capital and obtain a listing for the Company on certain stock exchanges in the United States. Attainment of these goals could result in the issuance of up to an additional 1.6 million shares of common stock to the firm.

17.  SEGMENT INFORMATION

The Company performs in the four following operating segments: Automatic production lines on a turn-key basis, raw material, breeding center operations and forage grass agriculture. In determining the operating income of each segment, certain other expenses such as income taxes, administrative, financial, other (income) expense and shares of gains of associated companies are not allocated to operating segments.

The following table reflects the results of the segments consistent with the Company's management system.


                                                 Year Ended December 31
                                           ----------------------------------
                                          1998           1999          2000
                                           HK$            HK$           HK$
                                          ------         ------       -------
   Sales
   Automatic production lines         254,247,430     282,361,440  65,652,600
   Raw materials                       12,353,242       5,192,312           -
   Breeding center                     18,506,627      13,719,626           -
   Forage grass agriculture                     -               -  45,518,868
                                     --------------  ------------- ----------

   Total sales                        285,107,299     301,273,378 111,171,468

   Operating Income (Loss)
   Automatic Production lines         160,358,850     179,668,390  42,673,800
   Raw materials                        1,689,518      (5,088,072)          -
   Breeding Center                    (30,651,824)    (19,249,017)          -
   Forage grass agriculture                     -               -  26,490,737
                                     --------------- ------------- ----------
   Total operating income             131,396,544     155,331,301 69, 164,537
   Less: General corporate expenses    15,127,221       9,341,156   3,013,696
   Financial expense                    1,275,217         979,546           -
   Other (income) expense              (2,789,505)    (88,524,115)(18,379,254)
   Share of gains of associated
   Companies                             (795,995)              -           -
                                     --------------- ------------- ----------
   Amortization of investment premium   3,218,000       3,218,000           -
                                     --------------- ------------- ----------
   Income before income taxes         115,361,606     230,316,714  84,530,095
                                     =============== ============= ==========

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      SEGMENT INFORMATION (continued)

Operating Segment Data
                                       Identifiable         Capital           Depreciation
                                         Assets           Expenditures       & Amortization
                                           HK$                HK$                 HK$
                                       -------------      -------------      ---------------

Year ended December 31, 1998:
Automatic production lines             346,447,370                  -                   -
Raw materials                              728,610                  -                   -
Breeding center                      1,327,305,671                  -          33,962,849
                                    ---------------      -------------       -------------
Other                                            -              2,736             333,837
                                    ---------------      -------------       -------------
                                     1,674,481,651              2,736          34,296,686
                                    ---------------      -------------       -------------
Year ended December 31, 1999:
Automatic production lines              64,128,710                  -                   -
Raw materials                               41,612                  -                   -
Breeding center                                  -                  -          26,856,493
Other                                            -                  -             129,038
                                    ---------------      -------------       -------------
                                        64,170,322                  -          26,985,531
                                    ---------------      -------------       -------------
Year ended December 31, 2000:
Automatic production lines              59,401,266                  -                   -
Raw materials                                    -                  -                   -
Breeding center                                  -                  -                   -
Forage gross agriculture             1,326,492,204                  -          18,638,398
Other                                            -        198,081,376                   -
                                    ---------------      -------------       -------------
                                     1,385,893,470        198,081,376          18,638,398
                                    ---------------      -------------       -------------

Reconciliation to Total Assets As Reported

                                                               Year Ended December, 31
                                                    -------------------------------------------------
                                                      1998                1999                2000
                                                       HK$                 HK$                 HK$
                                                    ---------           ----------          ---------

ASSETS:
Total reportable segments - identifiable assets   1,674,481,651       64,170,322       1,385,893,470
Unallocated amounts:
   Cash                                                   8,096            7,196               4,150
   Water Sources                                              -                -         198,081,376
   Deposit on investment in land                              -    1,323,966,245                   -
   Prepayments, deposits and other receivables        3,235,373            8,540                   -
   Due from related parties                          50,605,247       10,164,655                   -
   Plant and other property and equipment             3,155,880        3,026,841                   -
   Interests in associated companies                 60,852,081       57,956,574                   -
   Other                                              5,000,000        5,000,000                   -
                                                  -------------    -------------      ---------------
Total Consolidated Assets                         1,797,338,328    1,464,300,373       1,583,978,996
                                                  =============    =============      ===============


Much of the Group's activities did consist of assembling and sales of production lines on a turn-key basis. Substantially all the Group's sales are made to customers in the PRC.

      Sales by Major Customers                         Sales
                                        ----------------------------------------
                                               Year Ended December 31,
                                        ----------------------------------------
                                         1998            1999              2000
                                          HK$             HK$               HK$
                                        -------         -------           ------
    Kin Heng Xin Investment &
     Development Company Limited      83,414,430      81,396,900              -
     Shenzhen San Gao Enterprises
      Company Limited (Shenzhen)      88,276,600     118,253,540     65,652,600
     Chit Tat Industrial Development
       Limited                        82,556,400      82,711,000              -
     Others                           30,859,869               -              -
                                      ----------     ------------   ------------
                                     285,107,299     282,361,440     65,652,600

The sales from forage grass agriculture are also made to customer in the PRC. In 2000, all sales (HK$45,165,094) were made to Beijing Feng Ren Quality Livestock Company Limited. At December 31, 2000, the account receivable from Beijing Feng Ren is HK$17,830,038.

18.  ADDITIONAL NON-CASH TRANSACTIONS

     1998
     ----
     On August 12, 1998, 1,400,000 shares of stock were issued in exchange for public relation services. The stock was issued at US$.50 per share, which approximates trading value at that date. Total public relation service expense recorded in relation to this transaction was HK$5,411,000.

     On September 30, 1998, 1,600,000 shares of stock were issued to two directors of the Company to settle amounts due to them. The stock was issued at US$.42 per share; which approximates trading value at that date. The total reduction to due to directors in relation to this transaction was HK$5,263,105.

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



                                                                      HK$

            Other assets  - deposit                             (2,000,000)
            Amounts due to Mr. Chan Kwai Chiu                    1,326,777
            Accounts payable and accrued expenses                  673,223
                                                                 -----------
                                     Total                               -
                                                                 ===========

     1999
     ----
     Mr. Chan Kwai Chiu, stockholder and director of the Company, assumed on December 31 , 1999, pursuant to a signed written agreement with the Company, HK$711,797 of the Company's accrued liabilities. Mr. Chan Kwai Chiu then contributed his assumption of those liabilities to additional paid-in capital.