Form 10-Q
period 2001-03-31
CHINA CONTINENTAL INC /UT/
filed 2001-05-14
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



    2407 China Resources Building, 26 Harbour Road Wanchai, Hong Kong
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2802-8988
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

     As of March 31, 2001, 230,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000                                                3

               Consolidated Statements of Income - For the
           three months ended March 31, 2001 and 2000                       4

               Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2001 and 2000               5

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II - OTHER INFORMATION

            Signatures                                                      9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)


                                                        March 31,           Dec 31,
                                                          2001               2000
                                                       (unaudited)         (audited)
                                                     --------------      -------------

ASSETS
Current Assets
    Cash and deposits                                $      9,968      $      7,666
    Accounts receivable, net of provision                   4,747             2,301
    Inventories                                             1,461             3,350
    Prepayments, deposits and other receivable                  8                 0
    Amount due from related company                            47                 0
                                                     -------------       -------------
    Total Current Assets                                   16,231            13,317
                                                     -------------       -------------
Fixed Assets                                                2,751             2,824
Land use rights                                           160,954           162,684
Water sources                                              25,559            25,559
                                                     -------------       -------------
Total Assets                                         $    205,495      $    204,384
                                                     =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Payable and accruals                             $        189      $        181
    Due to related companies                                  808               743
    Amount due to a related party                             403               403
    Amounts due to directors                                   70                 0
                                                     --------------      -------------
    Total current liabilities                               1,470             1,327
                                                     --------------      -------------
Long-term liabilities                                           0                 0
                                                     --------------      -------------
Total Liabilities                                           1,470             1,327
                                                     --------------      -------------
Stockholders' Equity
    Share capital                                             231               231
    Additional paid-in capital                             68,550            68,550
    Retained earnings                                     135,244           134,276
                                                     --------------      -------------
Total Stockholders' Equity                                204,025           203,057
                                                     --------------      -------------
Total Liabilities and Stockholders' Equity           $    205,495      $    204,384
                                                     ==============      =============


              The accompanying notes are an integral part of these
                             financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
   (Stated in '000 United States Dollars except for Per Common Share amounts)


                                                  Three Months Ended March 31,
                                                    2001               2000
                                                 ----------         ----------

Revenues
Sales of livestock                               $      4,747    $          0
Cost of sales                                          (1,890)              0
                                                  -----------      ----------
Gross Profit                                            2,857               0
Depreciation and amortization                          (1,802)              0
Provision for doubtful accounts                             0               0
Selling and administrative expenses                       (88)            (85)
                                                  -----------      ----------
Income (loss) from continuing operation                   967             (85)
Discontinued operations
  Income from operation of divested entities                0           5,505
Gain on disposal of divested entities                       0           2,321
                                                  -----------      ----------
Net income                                       $        967    $      7,741
                                                 ===========       ==========
Income per common share                          $0.0042    $           0.078
                                                 ===========       ==========
Average number of common share outstanding
Basic                                             230,000,000      99,000,000
                                                 ===========       ==========


              The accompanying notes are an integral part of these
                             financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)


                                                          Three Months Ended March, 31
                                                            2001                2000
                                                        ----------          -----------

Cash Flow From Operating Activities:
Net Income                                                 $     967       $    7,741
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                               1,802                0
Gain on disposal of subsidiaries                                   0           (2,321)
    Changes in Non-Cash Working Capital                         (467)            (581)
                                                            ---------        ---------
      Net Cash Provided by Operating Activities                2,302            4,839
Financing Activities:
      Net Cash Provided by (Used in) Financing Activities          0                0
                                                            ---------        ---------
Net Increase in Cash                                           2,302            4,839
Cash, Beginning of Period                                      7,666              870
                                                            ---------        ---------
Cash, End of Period                                        $   9,968       $    5,709
                                                            =========        =========


              The accompanying notes are an integral part of these
                             financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments)which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-K for the fiscal year ended December 31, 2000.

Certain balances in the prior year have been reclassified to conform to the presentation used in the current year.

Note 2 -- Foreign Currency Conversion

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Comparisons between periods are difficult because of the change in the Company's business from providing turnkey construction projects to agricultural activities. This change occurred during the third calendar quarter of 2000.

Results of Operation

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000.

Revenues

         Revenues decreased by $3,724,000 or 44% to $4,747,000 for the three months ended March 31, 2001 from $8,471,000 for the corresponding period of the prior year. The decrease is attributable to the change in the company's business. For the three months ended March 31, 2000, all income of the company was derived from the sale of turnkey projects. Following a change in management, this business was discontinued, and management refocused the company on agricultural genetics, the sale of forage grass and developing water resources. Revenue for the three months ended March 31, 2001 represented proceeds from the sale of goats.

Cost of Sales

         Cost of sales decreased by $1,075,000 or 36% to $1,890,000 for the three months ended March 31, 2001 from $2,965,000 for the corresponding period of the prior year. Cost of sales represents the cost to purchase goats and embryos and the direct costs of embryos transplanting. The decrease in cost of sales is attributable to the change in the Company's business.

Depreciation of Fixed Assets

         Depreciation expenses increased by $ 1,802,000 to $1,802,000 for the three months ended March 31, 2001 from $0 for the corresponding period of the prior year. The increase resulted from the acquisition of the Dongwu Biotech Farm's land use rights and its fixed assets. Depreciation and amortization are expensed as revenues are generated.

Selling and Administrative Expenses

         Selling and administrative expenses increased by $3,000 or 3.53% to $88,000 for the three months ended March 31, 2000 from $85,000 for the corresponding period of the prior year. Selling and administrative expenses remained relatively stable despite the change in the Company's business.

Income Taxes

         No income taxes have been provided as the operations of the Company are eligible for a tax holiday in the People's Republic of China..

Gain on Disposal of Interest in Subsidiaries

         Gain on disposal of interest in subsidiaries represents gain on the disposals of Billion Pearl Investments Limited, Prime Hill Investment Limited and Prime View Industrial Limited in January, 2000.

Net Income

         Net income decreased by $6,774,000 or 87.5% to $967,000 for the three months ended March 31, 2001 from $7,741,000 for the corresponding period of the prior year. This decrease is principally attributable to the gain on disposal of subsidiaries in 2000 for which there was no corresponding gain in the three months ended March 31, 2001, and the increase in depreciation and amortization for the three months ended March 31, 2001.

Liquidity and Capital Resources

         At March 31, 2001, the Company had working capital of $14,761,000 including a cash balance of $9,968,000. This compares to a deficit of working capital of $5,835,000 and a cash balance of $5,709,000 at March 31, 2000. The increase in working capital is primarily the result of the disposition of certain liabilities upon the disposition of a subsidiary..

         Net cash provided by operating activities decreased to $2,302,000 for the three months ended March 31, 2001 from $4,839,000 for the corresponding period of the prior year. This decrease resulted from a decrease in earnings which was partially offset by changes in current accounts.

         The Company had no investing on financing activities during either the three months ended March 31, 2001 or March 31, 2000.

         The Company business has historically not been capital-intensive, although the new business of the Company will require substantial capital to begin and expand operations. In most years, internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements, .the Company will need substantial additional funds during the next twelve months. Accordingly, the Company hopes to raise additional capital through the sale of shares or expand its credit facilities. Without such funds, the Company will not have sufficient capital to execute its business plan for the next twelve months.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)    Exhibits

                  None

          b)    Reports on Form 8-K

              None

                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                         CHINA CONTINENTAL, INC.

                                         /s/ Jia Ji SHANG
                                         -------------------------------------
May 14, 2001                              Jia Ji SHANG, Chairman and
                                          Chief Executive Officer

                                          /s/ Jian Sheng Wei
                                          -------------------------------------
                                          Jian Sheng Wei, Treasurer and Chief
                                          Financial Officer