Form 10-Q
period 2001-06-30
CHINA CONTINENTAL INC /UT/
filed 2001-08-17
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                  For the quarterly period ended June 30, 2001

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of June 30, 2001, 230,000,000 shares of Common Stock of the issuer were outstanding.

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

            Consolidated Balance Sheets - June 30, 2001 and
            December 31, 2000..............................................3

            Consolidated Statements of Income - For the
            three months and six months ended June 30, 2001 and 2000.......4

            Consolidated Statements of cash Flows -
            For the six months ended June 30, 2001 and 2000................5

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

PART II -   OTHER INFORMATION

            Signatures....................................................11

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                        June 30,    December 31,
                                                         2001          2000
                                                      (unaudited)    (audited)
                                                      -----------   ------------

ASSETS
Current assets
     Cash and deposits                                $  14,715      $    7,666
     Accounts receivable, net of provision                4,747           2,301
     Inventories                                                          3,350
     Prepayments, deposits and other receivables             12               0
     Amount due from related company                         47               0
                                                      ------------    ----------
     Total Current Assets                                19,521          13,317
                                                      ------------    ----------

Fixed Assets                                              2,678           2,824
Land use rights                                         159,225         162,684
Water sources                                            25,559          25,559
                                                      ------------    ----------
Total Assets                                          $ 206,983      $  204,384
                                                      ============    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
     Payable and accruals                             $     145      $      181
     Due to related companies                               939             743
     Amount due to a related party                          403             403
     Amounts due to directors                                70               0
                                                      ------------    ----------
     Total current liabilities                            1,557           1,327
                                                      ------------    ----------
Long-term liabilities                                         0               0
                                                      ------------    ----------
Total liabilities                                         1,557           1,327
                                                      ------------    ----------
Stockholders' Equity
     Share capital                                          231             231
     Contributed surplus                                 68,550          68,550
     Retained earnings                                  136,645         134,276
                                                      ------------    ----------
Total Stockholders' Equity                              205,426         203,057
                                                      ------------    ----------
Total Liabilities & Stockholders' Equity              $ 206,983      $  204,384
                                                      ============    ==========

    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)


                                         Three Months Ended June 30,    Six Months Ended June 30,
                                         --------------------------    ----------------------------
                                           2001          2000             2001            2000
                                         --------      ---------       -----------    ------------

Revenues
Sales of livestock                       $    4,748     $          0    $     9,495   $          0

Cost of sales                                (1,461)               0         (3,351)             0
                                         -----------    ------------    -----------   ------------
Gross Profit                                  3,287                0          6,144              0
Depreciation and amortization                (1,803)               0         (3,605)             0

Selling and administration expenses             (82)             (24)          (170)          (109)
                                         -----------    ------------    -----------   ------------
Income before income taxes                    1,402              (24)         2,369           (109)
Discontinued operations
  Income from operations of
  divested entities                               0                0              0          5,505
Gain on disposal of divested entities             0                0              0          2,321
                                         -----------    -------------   ------------   ------------
Net Income (loss)                        $    1,402     $        (24)   $     2,369   $      7,717
                                         ===========    =============   ============   ============

Income per common share
Basic
Income (loss) from continuing operations $    0.006     $   (0.0002)          $0.10   $    (0.001)
Income from discontinued operations             -                  -             -          0.056
Gain on disposals                               -                  -             -          0.023
                                         -----------    ------------    -----------   ------------
Earnings (loss) per share                $    0.006     $   (0.0002)     $     0.10   $     0.078
                                         ===========    ============    ===========   ============
Weighted average common and
equivalent shares outstanding            230,000,000      99,000,000    230,000,000     99,000,000
                                         ===========    ============    ===========   ============



    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (States in '000 United States Dollars)

                                                       Six Months Ended June 30,
                                                       2001                2000
                                                      ------             -------
Cash Flows From Operating Activities:
Net Income/(loss)                                     $   2,369      $    7,717
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
          Depreciation                                    3,605               0
          Gain on disposal of subsidiaries                    0          (2,321)
          Changes in non-cash working capital             1,075           3,881
                                                      ----------      ----------
          Net Cash Provided by Operating Activities       7,049           9,277

     Net cash provided by (used in) financing
          Activities                                          0               0
                                                      ----------      ----------
Net increase in cash                                      7,049           9,277

Cash, beginning of period                                 7,666             870
                                                      ----------      ----------
Cash, end of period                                   $  14,715      $   10,147
                                                      ==========      ==========

    The accompanying notes are an integral part of these financial statements

Note 1 -- Basis of Presentation

The consolidated financial statements include China Continental, Inc., its wholly owned subsidiary Sun's International Holdings Limited and its wholly owned investments in Battonic Company Limited and Famous Goal International, Ltd. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. The Consolidated Balance sheets, the Consolidated Statements of Income, and Consolidated Statements of Cash Flow include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.
Note 2 -- Foreign Currency Conversation

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Comparison between periods is difficult because of the change in the Company's business from providing turnkey construction projects to agricultural activities. This change occurred during the third calendar quarter of 2000.

Results of Operation

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000.

Revenues

     Revenues increased by $4,748,000 or 100% to $4,748,000 for the three months ended June 30, 2001 from $0 for the corresponding period of the prior year. The increase is attributable to the change in the Company's business. Management abandoned the former business of sale of turnkey projects and focused on the agricultural genetics operation. Therefore no revenue had been derived for the three months ended June 30, 2000. Revenue for the three months ended June 30, 2001 represented proceeds from the sale of livestock.

Cost of Sales

     The cost of sales represents the purchase cost of livestock.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $1,803,000 or 100% to $1,803,000 for the three months ended June 30, 2001 from $0 for the corresponding period of the prior year. The increase resulted from the acquisition of the land use rights and fixed assets attached on Dongwu Biotech Farm.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $58,000 or 242% to $82,000 for the three months ended June, 2001 from $24,000 for the corresponding period of the prior year. The increase in selling and administrative expenses represents higher administrative costs associated with the operations of the farm.

Income Taxes

     No income tax has been provided for as the operations of the Company are eligible for a tax holiday in the People's Republic of China.

Net Income

     Net income increased by $1,426,000 to $1,402,000 for the three months ended June 30, 2001 from a loss of $24,000 for the corresponding period of the prior year. The increase is principally the result of a lack of revenues for the three months ended June 30, 2000.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

Revenues

     Revenues increased by $9,495,000 or 100% to $9,495,000 for the six months ended June 30, 2001 from $0 for the corresponding period of the prior year. The increase is attributable the change in the company's business. As the management abandoned the former business of sale of turnkey projects, income from former business in the first quarter is grouped under income from operation of divested entities. The revenue for the six months ended June 30, 2001 represented the sale of livestock.

Cost of Sales

      The cost of sales represented the purchase cost of livestock. The increase in cost of sales is attributable to the change in the Company's business.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $3,605,000 or 100% to $3,605,000 for the six months ended June 30, 2001 from $0 for the corresponding period of the prior year. The increase is resulted from the acquisition of the land use rights and fixed assets attached on Dongwu Biotech Farm.

Selling and Administrative Expenses

     Selling and administrative expenses increased by $61,000 or 56% to $170,000 for the six months ended June, 2001 from $109,000 for the corresponding period of the prior year. The increase in selling and administrative expenses represents higher administration costs associated with the operations of the farm.

Income Taxes

     No income tax has been provided for as the operations of the Company are eligible for a tax holiday in the People's Republic of China.

Net Income

     Net income decreased by $5,348,000 or 69% to $2,369,000 for the six months ended June 30, 2001 from $7,717,000 for the corresponding period of the prior year. The decrease in net income is attributable to the increase in depreciation and amortization expenses the increase in selling and administrative expenses for the six months ended June 30, 2001, and the absence of gains on the disposal of subsidiaries and discontinued operations. These, however, were partially offset by the increase in gross profit from the sale of livestock.

Liquidity and Capital Resources

At June 30, 2001, the company has working capital of $17,964,000 and cash balance of $14,715,000. This compares to cash balance of $10,147,000 but a deficiency in working capital as of December 31, 2000 of $11,990,000.

     Net cash provided by operating activities decreased to $7,049,000 for the six months ended June 30, 2001 from $9,277,000 for the corresponding period of the prior year. This decrease is the result of reduced earnings which was partially offset by increased depreciation and net changes in working capital.

     The Company had no investing activities for either the six months ended June 30, 2001 or June 30, 2000.

     The Company's business has historically not been capital-intensive. In most years, internally generated funds were sufficient to fund the Company operations and finance its growth. While the cash generated from earnings and available lines of credit has historically provided sufficient liquidity to meet ordinary capital requirements. The Company has sufficient capital to execute its business plan for the next twelve months.

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




                                       CHINA CONTINENTAL, INC.
      August 17, 2001
                                       /s/ Jia Ji Shang
                                       ---------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer


                                       /s/ Jian Sheng Wei
      August 17, 2001,              ---------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary