Form 10-Q
period 2001-09-30
CHINA CONTINENTAL INC /UT/
filed 2001-11-13
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                For the quarterly period ended September 30, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of September 30, 2001, 230,000,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                     -----------

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets September 30, 2001 and
          December 31, 2000                                                  3

          Consolidated Statements of Income - For the
          three months and nine months ended September 30, 2001 and 2000     4

          Consolidated Statements of cash Flows -
          For the nine months ended September 30, 2001 and 2000              5

          Notes to Consolidated Financial Statements                         6

   Item 2. Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7

   PART II - OTHER INFORMATION

           Signatures                                                       11

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in ' 000 United States Dollars)

                                                    Sept. 30       Dec. 31,
                                                      2000           2000
                                                  -----------     -----------
ASSETS
Current Assets
     Cash and deposits                            $   17,376   $     7,666
     Inventory                                             -         3,350
     Accounts receivable, net of provision             4,857         2,301
     Amount due from a related company                    47             -
                                                  -----------    ----------
     Total Current Assets                             22,280        13,317
                                                  -----------    ----------
Fixed Assets                                           2,605         2,824
Land use rights                                      157,496       162,684
Water sources                                         25,559        25,559
                                                  -----------    ----------
Total Assets                                      $  207,940   $   204,384
                                                  ===========    ==========
LIABILITIES AND STOCKHOLDERS ' EQUITY
Current Liabilities
     Payable and accruals                         $      158   $       181
     Amounts due to related companies                    476           743
     Amount due to a related party                       403           403
     Amounts due to directors                            282             -
                                                  -----------    ----------
     Total current liabilities                         1,319         1,327
                                                  -----------    ----------
Stockholders ' Equity
     Share capital                                       231           231
     Contributed surplus                              68,550        68,550
     Retained earnings                               137,840       134,276
                                                  -----------    ----------
Total Stockholders ' Equity                          206,621       203,057
                                                  -----------    ----------
Total Liabilities and Stockholders' Equity       $  207,940    $   204,384
                                                  ===========    ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in ' 000 United States Dollars)
                           (except earnings per share)


                                        Three Months Ended Sept 30,     Nine Months Ended Sept. 30,
                                          2001             2000           2001             2000
                                       -----------       ---------      ----------       --------

Revenues
Sale of livestock                      $       0       $      0        $   9,495       $       0
Sale of forage grass                       3,233              0            3,233               0
                                       ---------       ---------       ---------       ----------
Total revenues                             3,233              0           12,728               0
Cost of sales                               (199)             0           (3,550)              0
                                       ---------       ---------       ---------       ----------
Gross Profit                               3,034              0            9,178               0
Depreciation and amortization             (1,803)          (601)          (5,408)           (601)
Selling and administration expenses          (38)           (93)            (208)           (253)
Financial income (expenses) net                0              0                0               0
Other income                                   0              0                0              51
                                       ---------       ---------       ---------       ----------
Income before income taxes                 1,193           (694)           3,562           4,702
Income taxes                                   0              0                0               0
Discontinued operations
  Income from operations of
  divested entities                            0              0                0           5,505
  Gain on disposal of
  divested entities                            0              0                0           2,321
                                       ---------       ---------       ---------       ----------
Net Income                             $   1,193       $   (694)       $   3,562       $   7,023
                                       =========       =========       =========       ==========
Income per common share
Basic
Income (loss) from continuing
operations                             $     0.01        $   (0.01)       $     0.02        $   (0.01)
Income from discontinued
Operations                                      -                -                 -             0.05
Gain on disposals                               -                -                 -             0.02
                                       -----------       ----------       -----------       ----------
Earnings per share                     $     0.01        $   (0.01)       $     0.02        $    0.07
                                       ===========       ==========       ===========       ==========
Weighted average common and
Equivalent shares outstanding          230,000,000       99,000,000       230,000,000       99,000,000




                 The accompanying notes are an intergral part of
                          these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)


                                                   Nine Months Ended Sept. 30,
                                                     2001              2000
                                                 ------------      -----------


Cash Flow From Operating Activities:
Net Income/(Loss)                                $     1,193       $    7,023
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation                                       1,803              601
Changes in Non-Cash Working Capital                    6,714             (781)
                                                 ------------      -----------
    Net Cash Provided by Operating Activities          9,710            6,843
                                                 ------------      -----------
Cash Flow From Investing activities:
Deposit on investment in land                              0          170,835
Purchase of fixed assets                                   0           (2,921)
Purchase of land use right                                 0         (164,991)
                                                 ------------      -----------
    Net cash used in investing activities                  0            2,923
                                                 ------------      -----------
Net Increase in Cash                                   9,710            9,766
Cash, Beginning of Period                              7,666              870
                                                 ------------      -----------
Cash, End of Period                              $    17,376       $   10,636
                                                 ============      ===========




                 The accompanying notes are an integral part of
                          these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements are these of China Continental, Inc., its wholly owned subsidiary, Sun's International Holdings Limited and its wholly owned investments in Battonic Company Limited and Famous Goal International Ltd. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. The Consolidated Balance Sheets, The Consolidated Statements of Income and Consolidated Statements of Cash Flow include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

Note 2 -- Foreign Currency Conversation

The Company financial information is presented in US dollars. Hong Kong dollars have been converted into US dollars at the exchange rate of 7.75 to 1. Renminbi has been converted into US dollars at the exchange rate of 8.3 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Comparison between periods is difficult because of the change in the Company's business from providing turnkey construction projects to agricultural activities.

Results of Operation

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

Revenues

     Revenues increased by $3,233,000 to $3,233,000 for the three months ended September 30, 2001 from $0 for the corresponding period of the prior year. The increase is attributable to the change in the Company's business. The Management abandoned the Company's former business of sale of turnkey projects and focused on agricultural operations. Revenue for the three months ended September 30, 2001 represent proceeds from the sale of forage grass.

Cost of Sales

     The cost of sales for the three months ended September 30, 2001 represent the cost incurred in harvest of forage grass.

Depreciation and Amortization

     Depreciation and amortization increased by $1,202,000 or 200% for the three months ended September 30, 2001 from $601,000 for the corresponding period of the prior year. The increase is attributable to the fact that the land use right and fixed assets commenced depreciation and amortization in September, 2000 or for only one month of the prior year's third quarter, and not the full three months for the current year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $55,000 to $38,000 for the three months ended September, 2001 from $93,000 for the corresponding period of the prior year. The decrease is principally attributable to the seasonal nature of operations.

Income Taxes

     No income tax provision has been made as the operations of the Company are eligible for a tax holiday in the People's Republic of China.

Net Income

     The Company had net income of $1,193,000 for the three months ended September 30, 2001 as compare to a loss of $694,000 for the corresponding period of the prior year.

Forage grass sales amounting to $3,850,000 were recorded during the third quarter of 2000, but the product was not shipped until the fourth quarter of 2000. Net income for the third quarter of 2000 would have been significantly higher had the goods been shipped during the third quarter.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

Revenues

     Revenues increased to $12,728,000 for the nine months ended September 30, 2001 from $0 for the corresponding period of the prior year. The increase is attributable to the change in the company's business. The Company abandoned the former business of turnkey projects. Income from the former business, which was earned in the first quarter of the prior year, is grouped under income from operation of divested entities. The revenue for the nine months ended September 30, 2001 represent the sale of livestock and the sale of forage grass.

Cost of Sales

     Cost of sales represented the purchase cost of livestock and cost incurred for the harvesting of forage grass. The increase in cost of sales is attributable to the change in the Company's business.

Depreciation of Fixed Assets

     Depreciation expenses increased by $4,807,000 to $5,408,000 for the nine months ended September 30, 2001 from $601,000 for the corresponding period of the prior year. The increase is attributable to nine months of depreciation in the current year compared to one month of depreciation and amortization incurred in the prior year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $6,000 to $208,000 for the nine months ended September, 2001 from $202,000 for the corresponding period of the prior year.

Income Taxes

    No income tax provision has been made as the operations of the Company are eligible for a tax holiday in the People's Republic of China.

Net Income

     Net income decreased by $3,461,000 to $3,562,000 for the nine months ended September 30, 2001 from $7,023,000 for the corresponding period of the prior year. The decrease is attributable to the increase in depreciation and amortization expenses and the absence of gains on the disposal of divested entities and income from operations of divested entities.

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash of $17,376,000 and a working capital of $20,961,000. This compares to a cash balance of $10,636,000 and a working capital of $11,990,000 at December 31, 2000. The Company is retaining its cash for development of a bottled spring water business.

     Net cash provided by operating activities increased to $9,710,000 for the nine months ended September 30, 2001 from $6,843,000 for the corresponding period of the prior year. The increase is mainly due to the non-cash expenses of depreciation and amortization.

     Internally generated funds have been sufficient to fund the Company's operations and finance its growth. The Company currently has sufficient capital to execute its business plan for the next twelve months.

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