Form 10-K
period 2001-12-31
CHINA CONTINENTAL INC /UT/
filed 2002-05-20
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                        87-0431063
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               1801-02 Evening Newspaper Mansion, 358 Nanjaing Rd.
                                  Tianjun, PRC
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant Telephone Number,  Included Area Code : 011-852-2750-1802

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
YES      NO X
    ---    ----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

     The issuer revenues for its most recent fiscal year were US$21,538,000.

     At of December 31, 2001, 257,894,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $21,315,658.

                       DOCUMENTS INCORPORATED BY REFERENCE

      No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

      Annual Small Business Disclosure Format:      Yes    No X
                                                       ---   ----

                                TABLE OF CONTENTS
PART I
                                                                        Page
      ITEM 1.     DESCRIPTION OF BUSINESS..............................   3
      ITEM 2.     DESCRIPTION OF PROPERTIES............................  11
      ITEM 3.     LEGAL PROCEEDINGS....................................  11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS..................................  11
PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS .........................  11
         ITEM 6.  SELECTED FINANCIAL DATA..............................  12
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATION............................................  14
         ITEM 7A  QUANTITATIVE AND QUALIFICATION DISCLOSURE
                  ABOUT MARKET RISK....................................  18
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA.................................................  18
         ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.............................  18
PART III
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT...........................................  18
         ITEM 11. EXECUTIVE COMPENSATION...............................  20
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................  20
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY
                  TRANSACTION..........................................  20
PART IV
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTINGS
                  ON FORM 8-K..........................................  21
                  SIGNATURES...........................................  22
                  INDEX TO CONSOLIDATED FINANCIAL
                  STATEMENTS........................................... F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 17 of this Form 10-K.

The Company

The Company became a U.S. publicly listed company via a revenue merger in February 1995.

Until calendar year 2000, China Continental, Inc. (the "Company" or "CHCL") designed, installed and sold plastic production lines on a turn-key basis and sold machinery and equipment for the manufacture of plastic products. The major portion of the Company's sales were to plastic manufacturers in the People's Republic of China ("PRC" or "China"). Two turn-key projects were completed during calendar year 2000 averaging US$3.9 million per contract. However, because of increased price competition and a change in management, the Company terminated the sale of turn-key projects and refocused its business an agricultural genetics and water resources. To strengthen its revenue base and diversify its business activities, the Company purchased East Wu-Zhu Muo Qin Banner Green Demonstration Farm ("East Wu") in Inner Mongolia. Subsequently, the Company acquired two water sources in Inner Mongolia with a view to bottling high quality mineral water.

Our objectives are to be the market leader in improving the agriculture and farming industry in The People's Republic of China ("PRC"), to make available the latest techniques and know-how in agricultural genetics ("agrogenetics") and farming, and to leverage our pure water resources.

Our focus is on developing agricultural genetics and water resources to help meet the increasing demand of the growing population in The PRC.

The Company's products and services are generally divided into three main categories: (i) the sale of breeding livestock, semen and embryos, and services to contract breeders and growers; (ii) the planting, harvesting and sale of forage grass; and (iii) beginning in 2002, the sale of potable water.

The Company has a 25 year lease on its farmland in Inner Magnolia. The total farm area of Dongwu Bio Tech Farm ("Dongwu") is approximately 252 square miles or 110,000 square acres. It is located in Dong Ujimqin Qi, Inner Mongolia in the PRC. Dong Ujimqin Qi is located in the far north region of China near the border with Mongolia. Dong Ujimqi Qi is an agricultural based area where livestock (beef, cattle, dairy, goats and sheep) are the primary agricultural products.

The farm is the major focal point for our agricultural genetics and water resources. Agricultural genetics will be applied both to animal husbandry and in the to growing of forage grasses.

The agricultural genetics portion of the farm includes administration offices, barns, surgery rooms and laboratories, kid barns, breeding barns, feedlot areas, fenced pastures, shelters and paddocks for grazing goats. Because of harsh winter conditions, additional barns will be erected to house the livestock during winter months.

As the government promotes its grain conservation policy, there will be a shift from grain-fed livestock (pigs) to pasture-fed livestock (cattle and goats). This policy is expected to positively impact our activities. Also positively affecting our activities is the increasing demand for non-pork meat. It is estimated that this year, the PRC will be experiencing a shortage of approximately 200,000 metric tons of goat and sheep meat and 300,000 metric tons of beef.

The farm will allocate approximately 50% of its land to the forage operations. Guided by the principle of "popularizing agriculture and husbandry technologies for green environmental protection," We have chosen American alfalfa and other high quality forage grasses that will improve soil and protect the environment. We plan to spend the next three years cultivating and improving our forage grassland. In 2001 the Company had approximately 24,900 hectares (a hectares = approximately 2.5 acres) or 62,250 acres under cultivation. In 2003, management expects to have 36,500 hectares planted. Additional land will be leased nearby to support these activities. Depending on the type of forage planted, one hectare will typically generate from three to twelve metric tons of grass per year.

By the year 2003, assuming that there is no change in the pattern of increasing meat consumption within The PRC, the demand for goat and sheep meat will reach approximately 4.26 million metric tons. Because embryo transfer is the fastest and most economical way to propagate superior goats, Dongwu has a significant advantage in the production of livestock and in providing embryo transfer and artificial insemination technologies that will provide lower operational costs for the farm, thereby adding value to both Dongwu and the Company's customers.

We intend to  dramatically  increase  the  breeding  livestock  of purebred  and crossbred Boer goats to meet the increasing demand for meat, and the Government's new grain conservation policy which is expected to result in a shift from livestock requiring grain-based feed, i.e. pigs, to pasture-fed livestock such as cattle and goats. The benefits of raising goats include: low maintenance costs, a rising demand for goat meat both domestically and internationally, the ability to control undesirable shrubs and weeds, and an increased awareness of the health benefits of consuming lower fat meat, such as goat meat.

Boer goats are a genetically superior breed providing significant advantages over domestic goats, namely adaptability, productivity, meat quality and a higher meat-to-bone ratio. The Company has determined that its Boer goat embryo program will be adaptable to the conditions and environment of its farm.

The present-day Boer goat, identified by its short white hair and red markings on its head and neck, emerged in the early 20th century when ranchers began breeding the goat for its meat, high growth rate and fertility. Boer goats have been further improved through artificial insemination and embryo transfer in the US, resulting in greater profit margins for the producer. The Boer goat is a large framed animal with mature weights between 78 to 113 kg for males and 50 to 70 kg for females.

In recent years, Boer goats have received considerable attention worldwide and have become the key factor in many goat farming improvement programs in less developed and developed countries.

A small number, approximately 20 Boer goats, were exported from Germany to the Provinces of Shanxi and Jiansu in 1996, and an additional 200 head of Boer goats were recently imported by the National Animal Science and Veterinary Bureau from New Zealand. However, the number of pure breed and crossbred Boer goats remains small.

Benefits of Boer goats:

-    One of the hardiest of all livestock breeds:

     o Boer goats produced from embryo transfer with domestic goats adapt better than imported animals because they acquire immunities to local diseases, and better tolerate the heat and humidity in the PRC
     o    Proven to adapt very well to a variety of ecosystems
     o Purebred Boers have a high resistance to disease and adapt well to various climates and terrain

-    Grow at a faster rate than other goat breeds:

     o    Known for their outstanding size and rate of growth
     o Bucks can grow at an average of 15 lbs per month while does can average 12 lbs per month
     o    Dressing percentage is between 50% to 60%
     o Meat to bone ratio is over 7:1 compared to 4:1 for other types of goats

-    Superior to domestic Chinese goats in fertility and prolificacy:

     o    High percentage of multiple births
     o Extended breeding season and possibility of achieving three births every two years
     o Reach puberty early, usually at about six months of age for males and eight months for first-mating females

-    Good "milkers",  which enable them to successfully raise multiple offspring
     with  excellent  weight  gains  and  little   pre-weaning   mortality  thus
     demonstrating superior maternal capabilities:

-    Forage on a wide spectrum of plants:

     o    Prefer a dietary ratio of 82% brush and 16% grass
     o Integrate successfully into a multi-species grazing scheme and complement cattle in their grazing patterns with very little dietary overlap
     o Multi-species grazing offers many advantages in pasture and range, land management and economic diversification

-    Produce excellent skin, which is superior to other breeds of goat skin

The Three-Year Plan

The Company has adopted a "Three Year Plan" to be implemented in three Phases to achieve its objectives to be both a fully functioning farm and to be one of the leaders in the agriculture and farming industry in the PRC by leveraging the Company's ability to make available the latest agrogenetic techniques.

Phase One - Importation of Australian livestock genetics through Castella Research Pty Ltd., of Sydney, Australia, in the form of goat embryos for implanting into local recipients. Superior genetics from Australia will be selected and collected for propagation. Dongwu purchased 2,000 embryos which will produce approximately 1,000 Boer kids and purchased approximately 2,400 native Chinese goats as recipient goats. This purchase included a 20% provision for recipients that did not respond to hormonal treatment or were not suitable recipients because of poor ovarian response. The best recipients are those that have previously carried one litter at two to three years of age. All purchases of local livestock will be paid in (RMB) and all purchases of embryos will be paid in US dollars. Domestic sales of products and services are paid in RMB. International sales are paid in the currency of the paying party.

During  2001,  the  Company  established  genetic  and  biotechnology   services
including the introduction of embryo transfer and artificial insemination technology. The Company has approximately 1,000 Boer kids derived from embryo transfer and will gradually build its stock.

Phase Two - After several years, the Company's production of Boer goats will have been established, and Dongwu will have a sufficient stock of male and female Boer goats to provide live animals to both its customers and to continue its production.

The Company also plans to distribute and market its genetics through semen, embryos and live breeding stock to contract growers and municipal and provincial governments. The Company's trained technicians will assist these clients by inseminating the semen, implanting the embryos and providing services in the sale of the Company's feed, feed additives, minerals, vitamins, veterinary drugs and other supplementary products.

The Company will also train selected local technicians in agricultural genetics technologies, including training in insemination and implantation of embryos, sexing and splitting of embryos. These services will be provided both in-house and to contract farmers and breeders.

Phase Three - Within three years, we expect to produce 200,000 Boer goat hybreds with 25%, 50%, 75% and 87% Boer blood lines through embryo transfer. Following the useful life of goats for breeding purposes, the Company will begin processing both its own animals and purchase the offspring of previously sold embryos for slaughter. We expect to develop a joint venture abattoir with tannery, fabricating and rendering facilities which will meet USDA, EU, The PRC and Halal health requirements. The project will have a planned capacity to process 500,000 goats annually. Quality, branded, chilled, and frozen meat products will be distributed to institutions, hotels, restaurants, wholesales and retailers. Boer goats also produce excellent skin, which is superior to other goat's skin which will be used in a variety of leather products.

Although the local market will absorb most of the farm's production of Boer goats, we believe that establishing export contacts now will provide profitable expansion opportunities in the future.

In the past, The PRC has exported about 250,000 sheep and goats to Saudi Arabia, Kuwait, Nepal and Hong Kong. However, due to the increasing demand its the domestic market, the export market has not significantly grown. In Asia, most countries are net importers of meat. Taiwan, Hong Kong, South Korea, Japan and all ASEAN countries import meat. Singapore imports all of its livestock and meat. Malaysia produces only about 11% of its domestic requirements for sheep and goat meat and annually and imports about 30,000 live sheep and 4,000 metric tons of mutton from Australia and New Zealand. Therefore, a significant export market could also be developed.

The Embryo transfer process - Embryo transfer is the process of transferring fertilized embryos to female recipients six to seven days after they have shown signs of heat. Embryo transfer will produce 100% full blooded kids if full blooded animals are used for breeding and collecting. When imported embryos derived by embryo transfer have matured, they will be ovulated using fertility drugs to maximize the number of embryos produced. One fresh embryo will be transferred to each synchronized recipient doe. Embryo transfer is the best method of establishing a large number of animals. After the full blooded offspring mature, they can serve as donors.

The Advantages of Embryo Transfer

- It is less expensive to transport and propagate genetics than to purchase and transport live animals
-    There is better survivability and adaptability of the animals
-    Superior genetics can be propagated faster than by traditional breeding
- The offspring acquire immunity from the local recipients against local diseases
-    It prevents the transfer of exotic disease from exporting countries
-    A uniformity of genetics is produced

Artificial Insemination - Artificial Insemination ("AI") is achieved by taking semen (sperm) from the male and depositing the semen in the cervix of the female to produce an offspring. We will take semen from full blooded Boer goats by using AI, and will produce 50% hybred Boer goats.

Crossbreeding of native goats with Boer goats - Crossbreeding has long been a valuable tool of animal breeders for improving the quality of livestock. Most Chinese goats are well adapted to their environment and local feedstuff and are resistant to endemic diseases and parasites. However, they are slow to gain weight, mature late and have poor milk production. Boer goats are both excellent meat and milk producers. In several early tests, they adapted easily to the Chinese environment as they have proven to do in South Africa. Nevertheless, purebred exotic breeds may need improved management practices to combat disease, parasites, cold, heat and occasional humidity stresses. The objective of crossbreeding is to blend together the best qualities of the exotic and indigenous breeds.

It has been observed that under intensive management and in relatively mild equatorial environments, crossbred animals with 60-100% exotic genes produce the best overall performance. Under less intensive management and in harsher environments, crossbred animal with 25-50% exotic genes performed best. Without any improvements in management and in very harsh environments, indigenous goats or crossbred animals with less than 25% exotic genes perform best. In a successful crossbreeding program to develop a dual-purpose goat for most Chinese native goats in agricultural highlands and range area, a crossbred population with 50% exotic dairy genes was judged to be the best. Therefore, we plan to develop 50% and 75% Boer crossed with Hebei, Henan, Hubei, Fujian, Liaoning or Shandong goats (domestic breeds) for distribution to local farmers. Based on a program of two embryo collections and transfers prior to natural breeding, it is estimated that over a three-year period the crossbreeding program can generate approximately 200,000 kids.

Phase Three - Forage Grass
This year the harvest for nature forage grass produced on our farm totaled 113,000 tons, which was sold to Beijing Fengrun Fine-Breed Husbandry. The current market price for natural forage grass is approximately US$73 per ton and higher quality forage grass can be sold for up to US$181 per ton.

Inner Mongolia has rich soil. However, after years of overgrazing, much of the grassland has deteriorated and the ecological environment has been impaired. Specialists in environment protection and husbandry have been working to rationalize resource utilization, increase animal husbandry and to improve grassland recovery.

In the spring of 2000, Beijing and other large cities were struck by massive sandstorms that originated in Inner Mongolia's Hunshandake Tibba region. Because of this disaster, the Chinese Government, adopted a policy to "stop planting grain crops, to grow more forage" and to "transfer livestock feeding from grain fed animals (pigs) to pasture fed animals (goats, sheep and cattle). The government is promoting these efforts through tax benefits.

Guided by the principle of "popularizing agriculture and husbandry technologies for green environmental protection," we have chosen American alfalfa and other fine forage grasses that can both improve soil and protect the ecological environment. We plan to spend three years cultivating and improving our grasslands and expanding them to approximately 36,500 hectares. When completed, this will enable us to market approximately 200,000 metric tons of high quality forage grass annually.

We are planning to leverage our technology, scientific planting methods and modern management techniques along with American machinery and seeds to build one of The PRC's largest areas of grassland.

Our initial focus will be to enlarge the amount of high quality forage grass to 36,500 hectares. By reaching this scale, the total yearly production of the high quality forage grass will be approximately 200,000 metric tons.

Xilinguole Grassland, where the forage grass base is now located, is one of the best-preserved natural areas with the most grassland varieties and the richest forage grass. "Xilinguole Prairie Nature Protection Zone" was accepted by UNESCO as a unit in "MAB" in 1987. In 1997, it was entitled as The PRC's State Nature Protection Zone.

Our forage grass is located in Wulagai Development Zone in the northeast of Xilinguole Prairie. It is free from pollution because of its remoteness and sparse population. The soil is still under natural conditions, which makes it one of the few green virgin lands in the world.

There are a number of factors which determine revenues generated from grassland:

- The time of planting. The first harvest after seeding takes about 60 days but subsequent growths can then be harvested every 30-35 days.
- The type of forage grown. We will harvest several types of grass including natural grass depending on the type of grass harvested, 3 to 12 metric tons per hectare will be produced
- Depending on the type of grass harvested, the revenue generated per metric ton will range from US$73 to US$181.

Our plans for seeding are as follows:

     In 2001:  24,900 hectares were seeded
     In 2002: an additional 6,100 hectares
     In 2003: an additional 5,500 hectares

Bottled Water
The availability of water for urban residents in The PRC is worsening daily. Because of the continuing dry conditions in the northern part of The PRC, many cities have restricted water consumption. Also because local water sources are seriously polluted, the quality of water supplied in many of the larger cities has been reduced. Unfortunately, up to ninety percent of The PRC's water sources have been polluted to various degrees. These factors provide opportunities to develop and market drinkable mineral water. Several areas of The PRC are rich in mineral water resources with potential for development. However, bottling and transporting water from these resources to the cities where it is needed is often difficult. Presently, several large enterprises including Wahaha, the largest mineral water manufacturer in the PRC, provide consumers with potable water products.

Although, the PRC is rich in water resource reserves, totaling roughly 280 million cubic meters (Source: The Mineral Water Source Exploration & Surveying Dept. of The Inner Mongolia Autonomous Region) and it ranks sixth in water reserves behind only Brazil, the former Soviet Union, Canada, the USA and Indonesia. However, on a per capita basis, the PRC ranks 109th in the world.

Based on internationally standards, 2,000 cubic meters of water per person is considered the minimum before there is a serious water shortage. By 2030, it is estimated that the PRC will be 1.6-1.7 billion. Based on that projected population, there will be 1,700 cubic meters per person of available water.

There has been rapid development of bottled mineral water in the PRC beginning in the mid 80s. With the gradual improvement of people's living standards and with the implement of a "Potable Natural Mineral Water" National Standard, mineral water production developed at an annual rate of 30-40%. In 1998, the volume of bottled mineral water was approximately 2.5 million tons from more than 1,000 bottlers. It is estimated that in 2001, output volume exceeded 3 million tons.

The Company's mineral water sources are located at Dongwu and surrounding areas in Wulagai Development Zone in the northeast of Xilingol in Inner Mongolia, which has a convenient road connection with Huhehot. These water sources are surrounded by a vast natural prairie, a pure natural environment without industrial pollution where it exists in the pyroclastic rock crevice from the Jurassic Period. Rainfall seeps along the rock crevices into the soil, dissolves the microelements and micro-components in rocks through deep circulation, and then rises through crevices to the surface, thus forming natural mineral water. This high-grade natural mineral water is rich in microelements and meets the GB8537-95 Standard for "Potable Natural Mineral Water." It can be used to produce bottled or tubbed potable natural mineral water or mineral water drinks. Our bottling and distribution operation is expected to be in operation in 2002.

Principal Suppliers

The Company acquires the majority of its goat embryos from Castella Research Pty Ltd., based in Austrailia. The balance of the Company's needs come from many suppliers.

Employees

As of December 31, 2001, the Company employed an administrative staff of 8 persons and a technical and sales staff of approximately 40 persons all in the PRC. To streamline the operations of the Company, the administrative office in Hong Kong was closed during 2001.

Competition

The market for livestock and for meat products and water is currently unbalanced, with demand exceeding supply. Strong demand for livestock meats and water is expected to continue for the near future. Although the market for agricultural genetics and water resources is highly fragmented in the PRC, the Company believes that it is in a leading position in providing quality agricultural genetics, water and superior technical support to its customers. To date, there has been no significant price competition in these markets, but price competition may become a factor in the future.

ITEM 2.  DESCRIPTION OF PROPERTIES

      The  Company  principal   administrative  office,   marketing,   technical
facilities and supporting teams are located 1801-02 Evening Newspaper Mansion, 358 Nanjung Road, Tianjin, PRC, Tianjin, PRC.

      The farm which the Company purchased, Dong Wu Bio-Tech Farm is located in the PRC and has in excess of 110,000 acres.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently subject to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      The Company's common stock trades on the OTC Electronic Bulletin Board and is quoted under the symbol "CHCL.OB", the following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period for the prior two years.

                         2001                           2000
                         ----                           ----
                  High              Low              High              Low
                  ----              ----             ----              ----
First Quarter     0.13              0.06             2.40              0.375
Second Quarter    0.13              0.06             1.25              0.375
Third Quarter     0.09              0.06             0.56               0.10
Fourth Quarter    0.13              0.06             0.16              0.055

      These quotation reflects the inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Holders

      At December 31, 2001 there were 3,260 holders of record.

Dividends

      Since being listed in the United States in fiscal 1994, the Company has not declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

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

Income Statement Data:
(US$, 000)                                Year       Year       Year         Year       Nine
                                          Ended      Ended      Ended        Ended      Months
                                                                                        Ended
                                          Dec 31     Dec 31     Dec 31       Dec 31     Dec 31
                                          2001       2000       1999         1998       1997
                                          ----       ----       ----         ----       ----

Automatic production lines                    0          0     36,434       32,806     18,815
Raw materials                                 0          0        670        1,594      1,846
Breeding center                           9,398          0      1,770        2,388          0
Forage grass                             12,138      5,873          0            0          0
                                         ------      ------    ------       -------    -------
Total sales                              21,316      5,873     38,874       36,788     20,661
Cost of sale                              5,323         45     14,674       14,284      8,335
                                         ------      ------    ------       -------    -------
Gross profit                             15,992     45,828     24,200       22,504     12,325
Depreciation of fixed assets             (7,210)    (2,405)    (3,897)      (4,841)      (386)
Selling and administrative
   expenses                                (414)      (391)    (1,205)      (2,395)      (510)
(Provision) Recovery for
   doubtful accounts                          0         (1)      (675)        (681)         0
Financial income (expenses), net              0          0       (126)        (165)       (57)
Other income (expenses) net               1,000         51         (9)         360      2,919
Gain on disposal of Subsidiaries              0     17,608     11,431            0          0
Income from discontinued operations           0      5,505          0            0          0
Share of income/ (loss) of
   associated companies                       0          0          0          103        144
                                         ------      ------    ------       -------    -------
Income before income tax                  7,368     26,195     29,719       14,885     14,435
Income taxes                                  0          0      3,114        2,890      1,290
                                         ------      ------    ------       -------    -------
Income before minority interest           7,368     26,195     26,605       11,995     13,145
                                          -----     ------     ------       -------    -------
Minority interest                             0          0      1,631        2,114          0
                                         ------     ------     ------       ------     ------
Net income                                7,368     26,195     28,236       14,109     13,145
                                          -----    -------     ------       ------     ------
Net income per share                       0.03       0.26       0.37         0.23       0.50
                                        =======    =======     ======       ======     ======
Weighted average shares
    outstanding                         232,289    102,230     75,904       62,306     26,000
                                        =======    =======     ======       ======     ======



Balance Sheet Data at period end
                                   Year       Year       Year       Nine        Year
                                   Ended      Ended      Ended      Months     Ended
                                                                    Ended
                                   Dec 31     Dec 31     Dec 31     Dec 31     Dec 31
                                   2000       1999       1998       1997       1997
                                   ------     -------    -------    -------    ------

Working Capital (deficit)           26,301     11,991    (14,678)     35,938    (26,392)
Total Assets                       212,869    204,384    188,941     253,269    218,447
Long-term Liabilities                    0          0      1,245       1,261          0
                                   -------    -------    -------    -------     ------
Shareholders Equity                211,506    203,058    164,737    128,543     70,694
                                   -------    -------    -------    -------     ------

ITEM 7.MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve months ended December 31, 2000 versus Twelve months ended December 31, 1999 Revenues Revenues from continuing operations increased by US $15,442,000 or 262.9% to US $21,316,000 for the twelve months ended December 31, 2001 from US $5,873,000 for the prior year. This increase is attributable to the first sale of goats that have received embryos and the increase in the sale of forage grasses.

Cost of Revenues/Sales
      Costs of Sales represent purchases of embryos and recipient goats and salaries and wages paid to workers for the harvesting and sale of forage grass. Cost of sales increased by US $5,278,000 to US $5,323,000 for the year ended December 31, 2001 from US $45,000 for the year ended December 31, 2000. This increase resulted from a larger sale of boer goats where the gross profit is less than that from the sale of forage grasses and from an increase in forage grass sales.

Depreciation and Amortization
      Depreciation and amortization increased by US $4,805,000 to US $7,210,000 for the year ended December 31, 2001 from US $2,405,000 for the prior year. The increase is primarily attributable to a full year of depreciation and amortization of the East Wu facility compared to only a quarter year in 2000.

Selling and Administrative Expenses
      Selling and administrative expenses include salaries of company personnel and general corporate overhead. Selling and administrative expense increased by US $21,000 or 5.4% to US $414,000 for the year ended December 31, 2001 compared to US$392,000 for the prior year. The increase resulted because of increased operations at the Company's facilities.

Consulting. Consulting expenses totaled $1,000,000 for the year ended 2001 compared with no consulting expense for the year ended December 31, 2000. The consulting expense was incurred for services rendered in connection with corporate re-engineering and management consulting.

Other income. The Company had no other income for the year ended December 31, 2001, but other income of $50,616 for the year ended December 31, 2000. Other income consisted of

Income from operations of divested entities. The Company had no income from divested entities for the year ended December 31, 2001, because all divestitures were completed during the year ended December 31, 2000. For the year ended December 31, 2000, the Company had income from operations of divested entities totaling $5,509,077.

Gain on Disposal of Associated Companies and investments in subsidiaries. The Company had no income from the disposal of associated companies and investments in subsidiaries for the year ended December 31, 2001 because all associated companies and subsidiaries were disposed of during the year ended December 31, 2000. For the year ended December 31, 2000, the Company had income from the disposition of associated companies and investment in subsidiaries of $17,604,615.

As a result of the foregoing, the Company had income from continued operations of $7,368,519 for the year ended December 31, 2001, an increase of $4,287,516 or 139.2% from the $3,081,003 for the year ended December 31, 2000. Earnings per share remained at $.03 for the year ended December 31, 2001, the same for the year ended December 31, 2000. Although there was an increase in earnings, per share income did not increase because of an increased number of shares issued and outstanding.

Twelve Months Ended  December 31, 2000 versus  Twelve Months Ended  December 31,
1999

Revenues
      Revenues from continuing operations decreased by US $33,001,000 or 84.89% to US $5,873,000 for the twelve months ended December 31, 2000 from US $38,874,000 for the prior year. This decrease is entirely attributable to the discontinuation of the plastics turnkey production business. Management believes that because of increasing price competition in the turnkey-business, there was little room for further expansion at acceptable profit levels. With a view toward enhancing shareholder value, the Company had refocused its business to the field of agricultural genetics services and products.

Cost of Revenues/Sales
      Costs of Sales of approximately US $45,000 represent salaries and wages paid to workers for the harvesting and sale of forage grass.

Depreciation of Fixed Assets
      Depreciation expense decreased by US $1,492,000 or 38.28% to US $2,405,000 for the year ended December 31, 2000 from US $3,897,000 for the prior year. The decrease was attributable to the sale of the farm located on Chengde Dafeng in October 1999 resulting in no depreciation charge for this entity for the fourth quarter. The decrease in depreciation was partially offset by three months of depreciation of the Dong Wu farm located in Inner Mongolia. With an annual depreciation charge of US $7,200,000, management is now negotiating with the relevant governmental bodies to extend the lease term for another 25 years. Had the lease term been extended for another 25 years, the depreciation charge would have been reduced to US$3,600,000 per annum. Management expects approval for the extension of lease in 2001.

Selling and Administrative Expenses
      Selling and administrative expenses include salaries of Company personnel and general corporate overhead. Selling and administrative expense decreased by US $812,000 or 67.38% to US $393,000 for the year ended December 31, 2000 compared to US $1,205,000 for the prior year. The decrease resulted because the Company reduced its public relations expense together with discontinuing the turnkey business during 2000.

Other Income
      Other income of US $51,000 represents gains on conversion of foreign currencies and miscellaneous income.

Discontinued Operations
      Discontinued operations represent the net income less applicable income taxes of the turnkey business.

Gain on Disposal of Associated Companies and Investment in Subsidiaries
      The gain on the disposal of associated companies and investment in subsidiaries increased by US $6,177,000 or 54.04% to US $17,608,000 for the year ended December 31, 2000 from US$11,431,000. The gain on disposal of investments of US $11,413,000 in 1999 represented gain on the disposal of Wealthy Asia Limited. The major asset of Wealthy Asia Limited was a 51% holding in Chengde Dafeng Agriculture and Animal Husbandry Co. Ltd., a Sino-Singapore joint venture incorporated in the People's Republic of China. With a view to streamlining the business of the Company during 2000, management disposed of three 100 percent owned subsidiaries, Billion Pearl Investments Limited, Prime Hill Investment Limited and Prime View Limited producing a gain of US $17,608,000.

Net Income
      Net income decreased by US $2,041,000 or 7.22% to US $26,195,000 from US $28,236,000 for the year ended December 31, 2000. The decrease is attributable to the discontinuation of the turnkey business which had been partially offset by the increase in sale of forage grass and the extraordinary item.

Liquidity and Capital Resources
      At December 31, 2001, the Company had working capital of US $26,301,000, including a cash balance of US $11,331,000. This compares to a working capital of US$11,991,000 and a cash balance of US $7,666,000 at December 31, 2000.

      Net cash provided by operating activities decreased to US $5,014,000 from US $12,858,000 for the prior year. This decrease is principally attributable to a decrease in total earnings and an increase in current assets which was partially offset by increased depreciation and amortization and shares issued for services.

      Net cash used in investing activities decreased to $1,349,000 for the year ended December 31, 2001 compared to $6,062,000 used in investing activities for the year ended December 31, 2000. This decrease is attributable to a reduction in property purchases which was partially offset by the tendering of a deposit.

      The Company had no cash flows from financing activities in either the year ended December 31, 2001 or December 31, 2000.

      The Company's business has generally not been capital intensive. Cash generated from earnings and available lines of credit have historically provided sufficient liquidity to meet ordinary capital requirements. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future. However, it may also seek to raise additional capital through the sale of stock.

Impact of inflation
      To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of purchase of embryo, salaries and related costs incurred principally for the agricultural genetic projects. The Company generally has been able to meet increase in costs by raising prices of its products.

Certain Factors Affecting Certain Future Operating Results

a)       Revised Corporate Business

     In the past, the Company has been actively involved in the sale of turnkey production lines, machinery and equipment, accessories, spare parts and raw materials. The Company has now moved away from this line of business into agricultural genetics and farming in China. Because of the Company's inexperience with this industry, there is no guaranty that its future results will equal those of the past or that the Company will be profitable in this industry.

b)       Country Risk

     Substantially all of the Company operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include the risks associated with the political, economic and legal environments and foreign currency exchange, among others. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company revenue is denominated in Renminbi (RMB) which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

c)       Agricultural Genetics Industry
     The Company is subject to the risks and uncertainties associated with the agricultural genetics business industry. The industry, can be negatively affected by a number of factors, including the following: the market price of livestock, outbreaks of diseases in humans or animals (such as BSE or "mad cow disease", or foot and mouth disease); weather conditions; government farm programs; government regulations; restrictive quota policies and trade policies and tariffs; and general economic conditions, either local, regional or global.

d)       Bottled Water Industry

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

ITEM 7A  QUANTITATIVE AND QUALIFICATION DISCLOSURE ABOUT MARKET RISK
            Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are annexed to this Report as pages F2 through F-14. An index to such materials appears on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

     Name                   Age                  Title
     ----                  -----                -------
     Jia Ji Shang           48              Chairman of the Board and Chief
                                            Executive Officer
     Jian Sheng Wei         55              Chief Financial Officer/Secretary
                                            And Director
     Malcolm Roy Brandon    55              Technical Director
     Zhang Cheng Zhang      60              Director
     Shujing Li             39              Director

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company executive officers are as follows:

Mr. Jia Ji Shang, is the Chairman and Chief Executive Officer of the Company. He holds a Master of Business Adminstration from Ukrane Institute of Wisconsin International University. He has over 10 years of commercial experience in international trade, particularly in bioengineering, civil engineering and biotechnology. Mr. Shang is the founder of Towering Technology Group Limited, which engages itself in the civil and engineering construction in Mainland China, bioengineering and biotechnology throughout the Far East Region and in North America.

Mr. Jian Sheng Wei, is the Business Director, Chief Financial Officer and Secretary of the Company. Mr. Wei holds a Bachelor in civil engineering and a Master in Business Administration. He has over 30 years experience in the operation, research and management of agricultural and husbandry. He has established breeding centers and large-scale slaughterhouse in Inner Mongolia and Huber. Mr. Wei specializes in husbandry operation and is responsible in the promotion of business in the Far East Region, South Africa, Australia and North America.

Mr. Malcolm Roy Brandon is the Technical Director of the Company. Mr. Brandon is the Managing Director of Castella Research Pty. Ltd., Honorary Professor of the University of Inner Mongolia, Principal Fellow of Centre for Animal Biotechnology, School of Veterinary Science at the University of Melbourne and Research Associate of the Austin Research Institute, Austin and Repatrishon Hospital. Mr. Brandon received his Bachelor of Agricultural Science and PhD degree at the University of Sydney. He has over 26 years experience in basic research, development and production of biological products. He has been visiting professor of Oxford Unversity and Michigan State University. He has over 102 patents for his researches.

Professional Zhong Cheng Zhang is a Technical Director of the Company. He is a leader of animal biology and has contributed greatly in maintaining the People's Republic of China's highly competitive research field. He has established eight research projects with the Government and has over 30 years experience in biotechnology. He has over 60 referred research papers, review and book chapters. He has received two honorary awards from China Agriculture and Husbandry for best thesis of the year.

Mr. Shujing Li is a Director of the Company. He received his Doctorate degree in Agricultural Science from China Agricultural University. He is primarily responsible for developing, researching and supplying technologies in agricultural genetics. He established state owned project "95", a project employing agricultural genetics to improve the equality of existing foodstuff. He has over 20 referred papers, reviews and book chapters. He holds positions in the Chinese Youth Association of Science and Technology, the Asian Society of Animal Biotechnology, the Chinese Society of Animal Reproduction and the College of Animal Science and Technology.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or to be paid for services rendered during the last three fiscal years by the Company to its chief executive officers and the one remaining most highly paid executive officer who earn more than $100,000 for the three fiscal years ended December 31, 2001.

     Name of Individuals                    Year        Salary           Bonus
     -------------------                   ------      --------         -------
     Chan Kwai Chiu                         1999       108,000             0
                                            2000       108,000             0
      Jai Ji Shang (1)                      2000             0             0
                                            2001             0             0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2001 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company Common Stock.


                                             Amount and Nature of
                                             Beneficial Ownership
                                                                      Percentage
Name and Address (1) of Beneficial Owner            Shares            of Class
----------------------------------------            ------            ----------
Shang Jia Ji                                       33,000,000           12.80%
Clever Boy Limited                                 52,825,000           20.48%
                                                  -----------          -------
All officers and directors as a group (one)        85,825,000           33.28%

(1)  Address for all persons and  entities is Room.  1801-02  Evening  Newspaper
     Mansion,   358  Nanjung  Rd.,  Tianjin,  PRC  and  all  shares  are  deemed beneficially owned by Shang Jia Ji.

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

      In the normal course of business, some of the companies are engaged in the set-up of automatic production lines on a turn-key basis for its joint ventures. Other than the above-mentioned transactions, the companies also arrange for the sale of raw materials to these joint ventures. Amounts of revenue from the sales of raw materials to these joint ventures are summarized as follows:

                                Year Ended        Year Ended         Year Ended
                                December 31,      December 31,      December 31,
                                   1999              2000              2001
                                ------------      ------------      ------------
Sales to joint ventures:
         Raw materials           US$669,976           US$0              US$0

The unrealized profits arising form these transactions were eliminated in the consolidated financial statements to the extent of the Company interest in these joint ventures.

The Company and Eternal Technologies, Inc. ("Eternal") have certain common directors and shareownership. During the year ended December 31, 2001, the Company purchased $424,000 of Boer goats from Eternal and sold $1,730,000 of natural grass to Eternal. The Company believes that all sales and purchases were at prevailing market prices.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          1. Form 8-K dated March 1, 2001 reporting the acquisition of the water resources and the change in control.

          2. Form 8-K dated March 19, 2001 reporting a change in certifying accountants.

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

                                                      CHINA CONTINENTAL, INC.


                                                By:  /s/ Jia Ji Shang
                                                     ---------------------------
                                                     Jia Ji Shang
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                By:  /s/ Jian Sheng Wei
                                                     ---------------------------
                                                     Jian Sheng Wei
                                                     Chief Financial Officer

Dated: May 20, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                           Titles                             Date
----------                          --------                           ------

/s/ Jia Ji Shang
----------------------
Jia Ji Shang                        Chairman of the Board and Chief
                                    Executive Officer               May 20, 2002
/s/ Macolm Roy Brandon
----------------------
Macolm Roy Brandon                  Director                        May 20, 2002

/s/ Zhong Cheng Zhang
----------------------
Zhong Cheng Zhang                   Director                        May 20, 2002

/s/ Shujing Li
----------------------
Shujing Li                          Director                        May 20, 2002

/s/ Jian Sheng Wei
----------------------
Jian Sheng Wei                      Secretary / Treasurer /
                                    Chief Financial Officer and     May 20, 2002
                                    Director

                        CONSOLIDATED FINANCIAL STATEMENTS
                     CHINA CONTINENTAL, INC AND SUBSIDIARIES

                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Pages

 Report of Independent Auditors                                              F-2
 Consolidated Balance Sheets as of  December 31, 2001 and 2000             F-3-4
 Consolidated Statements of Income for the years ended December 31,
 2001,  2000 and 1999                                                        F-5
 Consolidated Statements of Changes in Stockholders' Equity for
 the years ended December 31, 2001, 2000, and  1999                          F-6
 Consolidated Statements of Cash Flows for the years ended December 31,
 2001, 2000 and 1999                                                       F-7-8
 Notes to Financial Statements                                            F-9-14

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of China Continental, Inc.


We have audited the accompanying consolidated balance sheet of China Continental, Inc. (the "Company") and subsidiaries (collectively the "Group") as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of China Continental, Inc. and subsidiaries as of December 31, 1999, were audited by other auditors whose report dated May 23, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Continental, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




Thomas Leger & Co., L.L.P.
Houston, Texas
March 28, 2002

   ASSETS
                                                         December 31,
                                                   2001              2000
                                                   US$               US$
                                                  ------            ------
CURRENT ASSETS
  Cash and bank balances                        11,330,717        7,666,459
  Trade receivables                                      -        2,300,670
  Third parties                                  4,568,675                -
   Related company                               1,715,663                -
   Inventory                                             -        3,350,456
   Deposit and prepaids                         10,048,193                -
                                                -----------      -----------

TOTAL CURRENT ASSETS                            27,663,248       13,317,585
FIXED ASSETS                                     2,531,954        2,824,102
LAND LEASE RIGHTS, net of
 accumulated amortization of US$9,225,520 and
US$2,307,572 at December 31,2001 and 2000      155,765,864      162,683,812
WATER RESOURCES                                 25,558,887       25,558,887
Deposit for improvements                         1,349,093                -
                                               ------------    ------------
TOTAL ASSETS                                   212,869,046      204,384,386
                                               ============    ============

          CHINA CONTINENTAL, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS (Continued)
            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            December 31,
                                                       2001              2000
                                                        US$               US$
                                                      -------           --------
CURRENT LIABILITIES
   Account payable to related company                  508,782           769,386
   Amounts due to directors                            229,210                12
   Amounts due to related parties                      424,034           375,937
   Accounts payable and accrued liabilities            200,608           181,159
                                                    -----------       ----------
TOTAL CURRENT LIABILITIES                            1,362,634         1,326,494
                                                    -----------       ----------
TOTAL LIABILITIES                                    1,362,634         1,326,494
                                                    -----------       ----------
STOCKHOLDERS' EQUITY
   Common stock, par value US$0.001 per share:
   Authorized:
   1,000,000,000 shares authorized:
   312,894,000 issued; 257,894,000 outstanding
    as of December 31, 2001; and 230,894,000 at
    2000                                               312,894           230,894
   Additional paid-in capital                       69,602,972        68,549,972
   Treasury stock                                      (55,000)                -
   Retained earnings                               141,645,546       134,277,027
                                                   ------------      -----------
TOTAL STOCKHOLDERS' EQUITY                         211,506,412       203,057,893
                                                   ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             212,869,046       204,384,387
                                                  =============     ============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Year Ended December 31,
                                                   2001                 2000                1999
                                                    US$                  US$                 US$
                                                  -------              -------             --------

SALES                                          21,315,658            5,873,403                  -
COST OF SALES                                   5,323,244               45,648                  -
GROSS PROFIT                                   15,992,414            5,827,755                  -
DEPRECIATION AND
    AMORTIZATION                                7,210,097            2,404,955                  -
SELLING AND ADMINISTRATIVE
EXPENSES                                          413,798              392,413                  -
CONSULTING                                      1,000,000                    -                  -
OTHER INCOME                                            -               50,616                  -
INCOME FROM CONTINUING OPERATIONS               7,368,519            3,081,003                  -
DISCONTINUED OPERATIONS
    Income from operations
    of divested entities less
    applicable income taxes of
    US$2,907,000 for 1999                               -            5,509,077         16,805,117
NET GAIN ON DISPOSAL OF ASSOCIATED
    COMPANIES AND
    INVESTMENTS IN SUBSIDIARIES                         -           17,604,615         11,431,175
NET INCOME                                      7,368,519           26,194,695         28,236,292
                                               ===========        =============       ============

INCOME PER COMMON SHARE
BASIC AND DILUTED
Income from continuing operations                    0.03                 0.03                  -
Income from discontinued operations                     -                 0.05               0.23
Gain on disposals                                       -                 0.18               0.15
                                                     0.03                 0.26               0.38
                                               ===========       =============        ============

AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
Basic and diluted                             232,288,521   (1)    102,230,137         75,904,100
                                              ============       =============        ============


(1) Excludes 55,000,000 shares in treasury

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999

                                                  Additional
                                   Share           paid-in                          Retained
                                  capital          capital         Treasury         earnings           Total
                                    US$              US$             Stock            US$               US$
                                 ----------      ------------     -----------      ----------         -------

Balance at December 31, 1998       69,894        45,393,172                       79,846,039      125,309,105
Issuance of 30,000,000 shares
 on October 9, 1999 at

 US$0.37 per share                 30,000        11,070,000                                -       11,100,000

Assumption of liabilities
 on December 31, 1999 and
 contribution to capital                -           91,800                                 -           91,800
Net income                              -                -                        28,236,292       28,236,292
                                 ---------    -------------                     -------------    -------------
Balance at December 31, 1999       99,894       56,554,972                       108,082,331      164,737,197
                                 ---------    -------------                     -------------    -------------
Issuance of 131,000,000 shares on
 December 23, 2000 at US$0.091975
 per share                        131,000      11,995,000                                 -        12,126,000
Net income                                            -                   -      26,194,696        26,194,696
                                 ---------    -------------       ----------    -------------    -------------
Balance at December 31, 2000      230,894      68,549,972                       134,277,027       203,057,893
Issuance of 55,000,000 shares
 On November 19, 2001 at par       55,000               -           (55,000)              -                 -
Issuance of 2,000,000 shares
 for services On November 19,
 2001 at US$.04
 per share                          2,000          78,000                 -               -            80,000
Issuance of 25,000,000 shares
for services
 On December 14, 2001 at
 US$.04 per share                  25,000         975,000                                           1,000,000
Net income                              -               -                 -       7,368,519         7,368,519
                                 ---------    -------------       ----------    -------------    -------------
Balance at December 31, 2001    $ 312,894    $ 69,602,972         $ (55,000)   $141,645,546     $ 211,506,412
                                 =========    =============       ==========    =============    =============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       2001              2000               1999
                                                       US$                US$               US$
                                                      -------           -------           --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                          7,368,519        26,194,696         28,236,292
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                   7,210,096         2,404,955          3,897,230
   Issuance of shares for services                 1,080,000                 -                  -
   Provision for doubtful debts and
    diminution in values of investments
    and associated companies                               -                 -            675,014
   Gain on disposal of subsidiaries                        -       (17,604,615)       (11,431,175)
(Income) loss allocated to minority interest               -                 -         (1,631,346)
(Increase) decrease in assets:
    Inventories                                    3,350,456          (428,971)                 -
    Trade receivables third parties               (2,268,005)        5,110,156          1,673,859
    Prepayments and deposits                     (10,048,193)                -             74,869
    Trade receivables from related companies      (1,715,663)                -            (58,625)
    Amounts due from associated companies                  -                 -           (307,216)
    Amounts due from directors                             -                 -            139,277
Increase/(decrease) in liabilities:
    Accounts payable to related company             (260,604)          769,386                  -
    Amounts due to directors                         229,200          (732,709)         1,990,380
    Amounts due to related parties                    48,096          (375,937)           (62,425)
    Accounts payable and accrued liabilities          19,449           170,165           (828,533)
    Income taxes payable                                   -        (2,648,728)         2,987,748
                                                  -----------      ------------       ------------
Net cash provided by operating activities          5,013,351        12,858,398         25,355,349
                                                  ===========      ============       ============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                       Year Ended December 31,
                                            2001                 2000                1999
                                             US$                  US$                 US$
                                           -------              -------             -------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Deposit                                (1,349,093)                   -        (159,613,386)
  Purchase of water sources                       -           (6,000,000)                  -
  Purchase of fixed assets                        -              (62,083)                  -
  Proceeds from disposal of subsidiaries                               -          99,543,594
                                        ------------         ------------       -------------
Net cash used in investing activities    (1,349,093)          (6,062,083)        (60,069,792)
                                        ------------         ------------       -------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Repayment of bank loans                         -                    -             (83,028)
                                        ------------         ------------       -------------
NET (DECREASE) INCREASE IN
 CASH AND BANK BALANCES                   3,664,258            6,796,315         (34,797,471)
Cash and bank balances, at beginning
 of period                                7,666,459              870,144          35,667,615
                                        ------------         ------------       -------------
Cash and bank balances, at end of period 11,330,717            7,666,459             870,144
                                        ===========          ============       =============
SUPPLEMENTARY CASH FLOWS
 DISCLOSURES:
1. Interest paid                                 -                     -             236,700
                                        ===========          ============       =============
    Income taxes paid                            -                     -             125,600
                                        ===========          ============       =============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     China Continental, Inc. (the "Company") was incorporated in the state of Utah, in the United States of America. The Company redomiciled to the state of Nevada in 2002. The Company's principal activity is a 100% investment in Sun's International Holdings Limited (Sun's International), a holding company for investments in various operating companies. Sun 's International was incorporated under the laws of the British Virgin Islands. All current operations are in the Peoples Republic of China ("PRC").

     The consolidated financial statements include the accounts of the Company and Sun's International and its wholly owned subsidiaries, Billion Pearl Investments Limited (disposed of in 2000), Prime Hill Investment Limited (disposed of in 2000), Prime View Industrial Limited (disposed of in 2000), Danbury Inc., (disposed of in 2001), Wealthy Asia Limited (disposed of in October 1999), Battonic Company Limited and its operation East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm ("Dong Wu Farm") (acquired in
     1999); Famous Goal International Ltd and its holdings in water resources (acquired in 2000).

     Battonic Company Limited, the Company's only operating company, through its operation East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm, is engaged in forage grass agriculture and a breeding center to propagate Boer goats and other livestock breeds.


2.   BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in the PRC.

     There were no material adjustments made to present the consolidated financial statements to conform with US GAAP.


3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(a)      Basis of consolidation
         ----------------------

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated on consolidation.

(b)      Cash and cash equivalents
         -------------------------

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with original term to maturity of three months or less at the date of acquisition.

The Company currently has no bank accounts outside the PRC.

(c)      Inventory
         ----------

Inventories are measured at lower of cost and net realizable value using the first-in first-out ("FIFO") or weighted average cost formulas.

3.       SUMMARY OF PRINCIPAL ACCOUTNTING POLICIES (Continued)


(d)  Fixed assets and Depreciation

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

(f)      Income taxes
         ------------

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes." The Company's current operations are exempt from taxation.

(g)      Foreign currency translation
         ----------------------------

The Companies maintain their books and accounting records in Renminb: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts

(h)       Revenue recognition
          -------------------

Revenue from the sale of livestock and forage grass is recognized when the merchandise is delivered and title passes.

(i)       Retirement benefits
          -------------------

The Companies participate in a defined contribution retirement plan administered by an insurance company (the "Retirement Plan"). All staff (except for PRC staff and directors of the Company) covered under the Retirement Plan are entitled to a monthly pension, borne by the insurance company, upon their retirement equal to a fixed proportion of their ending salary amount as at their retirement. The Company is required to make contributions to the Retirement Plan at a rate of 5% of the salaries of its existing staff, and is not responsible for any payments beyond the contributions to the Retirement Plan as noted above. The retirement benefit contributions are charged to the statements of income as services are provided.

3.       SUMMARY OF PRINCIPAL ACCOUTNTING POLICIES (Continued)

(j)      Use of estimates
         ----------------

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(k)       Earnings Per Share
          ------------------

The Company has adopted Statement of Financial Accounting Standards NO. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Average number of shares outstanding do not include 55,000,000 shares issued November 19, 2001 which are included in the financial statement as treasury stock. The Company has received the shares back in 2002 and is nullifying the transaction.

Certain balances in the prior year have been reclassified to conform to the presentation used in the current year.


4.      INCOME TAXES
        ------------

The Companies operated in several jurisdictions prior to the year 2001 and may be subject to taxes in those jurisdictions.

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no United States corporate income taxes have been provided in these financial statements.

Under the current law of the British Virgin Islands, any dividends the Company will distribute in the future, and capital gains arising from the Company's investments are not subject to income tax in the British Virgin Islands.

Those companies carrying on operations in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for profits tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16% on their estimated taxable income for the year. No companies are carrying on operations in Hong Kong at December 31, 2001 and 2000.

Companies with operations in the PRC may be subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services tendered in that jurisdiction is approximately 8.5%. The Company is of the opinion there will be no taxes on operations in the PRC for the next four years because of a special exemption.

Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately $142,000,000 and $134,277,027 at December 31, 2001 and 2000.
Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings at December 31, 2001 and 2000 was approximately $49,000,000 and $46,000,000, respectively.

5.   FIXED ASSETS

                                                Year Ended December 31,
                                                2001               2000
                                                US$                 US$
                                               ------             -------
Cost:
        Machinery and equipment             2,921,485           2,921,485
        Less: accumulated depreciation       (389,531)            (97,383)
                                           ----------          -----------
        Net book value                      2,531,954           2,824,102
                                           ==========          ===========

6.  ACQUISITIONS AND DISPOSITIONS

During 2000 the Company disposed of Billion Pearl Investments Limited, Prime Hill Investment Limited, Prime View Industrial Limited; and ceased operations and liquidated Danbury, Inc.

The following amounts represent the non-cash portion of these transactions:

                                                        US$
                                                       ------
Fixed assets                                           390,560
Interest in associated companies                       107,130
Amount due from related companies                    1,311,566
Other                                                  646,263
Bank Overdraft                                        (510,409)
Bank import loans                                     (385,597)
Income taxes payable                               (15,283,716)
Amounts due to directors                            (2,618,165)
Secured bank loan                                   (1,262,255)
                                                  --------------
                                                   (17,604,623)
                                                  ==============

On December 23, 2000 the Company initiated the purchase of a 100% interest in Famous Goal International Limited for a consideration of US$6,000,000, exchange of the Company's Megaway interest was valued at US$7,432,887 and 131,000,000 shares of stock in the Company. The shares were valued

6.  ACQUISITIONS AND DISPOSITIONS


On December 23, 2000 the Company initiated the purchase of a 100% interest in Famous Goal International Limited for a consideration of US$6,000,000, exchange of the Company's Megaway interest was valued at US$7,432,887 and 131,000,000 shares of stock in the Company. The shares were valued at US$12,126,000. The principal assets of Famous Goal International Limited are 2.6 square kilometers of land with two water resources located in Wulagai Development District northwest of Xi Lin Gol Meng. The water resources can be used to produce bottled water.

Had the 131,000,000 shares of common stock been outstanding through out the periods presented, earnings per share would have been US$0.13 and US$0.12, 2000 and 1999 respectively.

On October 4, 1999, Sun's International sold its 100% interest in Wealthy Asia Limited to an unrelated third party for a consideration of approximately US$l00,000,000.

The following amounts represent the non-cash portion of this transaction:

        Cash disposed of with sale of subsidiary        US$             214,772
        Accounts receivable                                             172,686
        Prepayments, deposits and other                                 156,768
        Amounts due from directors                                    5,100,000
        Land lease rights, neta                                      79,117,281
        Income taxes payable                                            (80,917)
        Accounts payable and accrued liabilities                        (34,464)
                                                                    ------------
                                                                     84,646,127
                                                                    ============

On October 9,1999, the Company initiated the purchase of a 100% interest in Battonic Co., Ltd. for a consideration of US$148,363,386 and 30,000,000 shares of stock in the Company. The shares were valued at US$11,250,000, based upon the trading value of the shares on this date. The cash and stock were both transferred to the seller, an unrelated individual, on that date. Subsequently, that individual became an employee of the Company.

The principal asset of Battonic Co. Ltd. is a 100% interest in East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm (Banner). The principal asset of Banner is a 100% interest in Dong Wu Farm. Dong Wu has been established to run a breeding center to propagate Boer goats and other livestock breeds. Dong Wu's principal asset is the right to use 156 square miles of land located in Inner Mongolia for 25 years from July 1, 1999 to July 1, 2024 and may be extended by the Company.

7.   CONCENTRATION OF CREDIT RISKS

Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, trade receivables, long-term receivable and the amounts due from and to directors and related companies.

(i)  Cash deposits

The Group places it cash deposits with an international bank.

(ii) Amounts due from related companies

At December 31, 2001, there is US$1,715,663 due from a related company.

The Group does not have a policy of requiring collateral.

(iii)Amounts due from and to directors (See "Additional related party balances and transactions")

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments are set out as follows

                   (i)     Cash deposits

                   The cash deposits are stated at cost, which approximates market value.

                   (ii) Trade receivables, other receivables and amounts due from directors and related companies

                   Trade receivables, other receivables and the amounts due from related companies and directors are stated at their book value less provision for doubtful debts, which approximates the fair value.

                   (iii) Accounts  payable and amounts due to related  companies
                   and   directors   are  stated  at  their  book  value   which
                   approximates their fair value.


9.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

                  The Group's operations are conducted in the PRC. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

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


10.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

                  The Group's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. Eternal Technology Group, Ltd. ("Eternal") is a related company. One of the Company's officers, directors and major shareholder owns approximately 24% of Eternal.

                  Dong Wu Farm acquired 2,000 goat embryos and services from Eternal, a related company, for US$425,000 in December, 2000. Dong Wu Farm's 2,000 goats with implanted embryos were sold in March, 2001 for approximately US$1,687,000.

                  Dong Wu Farm had sales of forage grass to Eternal for approximately US$1,735,000 during 2001. These sales were at the same price as to third parties.


11.  CONTINGENCIES AND COMMITMENTS

                  During September, 2001 the Dong Wu Farms entered into three contracts with Inner Mongolia Sai Ri Ji He Husbandry Co. Ltd. The contracts are for the construction of fences, roads and the preparation of fields for planting in the spring of 2002.

                  The roads and fences estimated cost are US$4,180,000. The cost for preparation of the fields is approximately US$20,096,000. The contracting company required a deposit of approximately US$11,397,000 with the balance to be paid in 2002.