Form 10-Q
period 2002-03-31
CHINA CONTINENTAL INC /UT/
filed 2002-05-20
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



    1808-1802 Evening Newspaper Mansion, 358 Nanjing Road, Tianjin P.R.C.
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (86)22-2750-1812
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of March 31, 2002, 257,894,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001                                                 3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2002 and 2001                        4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2002 and 2001                5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7

PART II - OTHER INFORMATION

            Signatures                                                       9

                                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)


                                                      March 31,        Dec 31,
                                                        2002            2001
                                                     (unaudited)      (audited)
                                                     -----------     -----------
ASSETS
Current Assets
    Cash and deposits                                  8,686            11,331
    Accounts receivable, net of provision              2,349             4,568
    Prepayments, deposits and other receivable        18,087            10,048
    Amount due from related companies                                    1,716
                                                    ----------       ----------
    Total Current Assets                              29,122            27,663
                                                    ----------       ----------
Fixed Assets                                           2,459             2,532
Land use rights                                      154,036           155,766
Water sources                                         25,559            25,559
Deposit for improvements                               2,264             1,349
                                                    ----------       ----------
Total Assets                                         213,440           212,869
                                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Payable and accruals                                 243               201
    Due to related companies                           1,136               509
    Amount due to a related party                        424               424
    Amounts due to directors                             229               229
                                                    ----------       ----------
    Total current liabilities                          2,032             1,363
                                                    ----------       ----------
Long-term liabilities                                      0                 0
                                                    ----------       ----------
Total Liabilities                                      2,032             1,363
                                                    ----------       ----------
Stockholders' Equity
    Share capital                                        312               312
    Additional paid-in capital                        69,603            69,603
    Treasury stock                                       (55)              (55)
    Retained earnings                                141,548           141,646
                                                    ----------       ----------
Total Stockholders' Equity                           211,408           211,506
                                                    ----------       ----------
Total Liabilities and Stockholders' Equity           213,440           212,869
                                                    ==========       ==========


         The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)


                                             Three Months Ended March 31,
                                              2002                 2001
                                            ----------------------------

Revenues
Sales of goats                                2,349               4,747
Cost of sales                                  (602)             (1,890)
                                         -----------         -----------
Gross Profit                                  1,747               2,857
Depreciation and amortization                (1,802)             (1,802)
Selling and administrative expenses             (43)                (88)
                                         -----------         -----------
Income/(Loss) before income taxes               (98)                967
Income taxes                                      0                   0
                                         -----------         -----------
Net income/(Loss)                               (98)                967
                                         ===========         ===========
Earnings/(Loss) per share                         0                   0
                                         ===========         ===========
Weighted average common and equivalent
 shares outstanding                     257,894,000         230,000,000
                                         ===========         ===========


         The accompanying notes are an integral part of these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)


                                                            Three Months Ended March, 31
                                                               2002           2001
                                                             -----------------------

Cash Flow From Operating Activities:
Net Income/(Loss)                                                 (98)       967
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                                1,802      1,802
    Changes in Non-Cash Working Capital                        (4,349)      (467)
                                                            ---------    --------
      Net Cash Provided by (Used in) Operating Activities      (2,645)     2,302
       Net Cash Provided by Investing Activities                    0          0
      Net Cash Provided by (Used in) Financing Activities           0          0
                                                            ---------    --------
Net Increase in Cash                                           (2,645)     2,302
Cash, Beginning of Period                                      11,331      7,666
                                                            ---------    --------
Cash, End of Period                                             8,686      9,968
                                                            =========    ========


         The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-K for the fiscal year ended December 31, 2001.


Note 2 -- Foreign Currency Conversion

The Company financial information is presented in US dollars. Reminbi dollars have been converted into US dollars at the exchange rate of 8.3 to 1.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

Revenues

         Revenues decreased by $2,398,000 or 50.50% to $2,349,000 for the three months ended March 31, 2002 from $4,747,000 for the corresponding period of the prior year. The decrease resulted because 30,000 native goats were sold in the first quarter of 2001 producing revenue of approximately $2,891,000. These goats were acquired during the acquisition of East-Wu- Zhu-Mu-Qin Banner Demonstration Farm in 2000. As all the native goats had already been disposed of, no such activity occurred in the first quarter of 2002. Revenue for the quarter under review represents revenue from the sale of goats. In considering the seasonality of the Company's business, management is of the opinion that the majority of the income will be derived in the third and the fourth quarters.

Cost of Sales

         Cost of sales decreased by $1,288,000 or 68% to $602,000 for the three months ended March 31, 2002 from $1,890,000 for the corresponding period of the prior year. Cost of sales represents the cost of the purchase of goats and embryos and the direct costs of embryos transplanting. The decrease in cost of sales can be explained by the discontinuation of the sales of native goats which produced lower profit margins.

Depreciation and Amortization

         Depreciation and amortization represents amortization and depreciation of the land use right of the East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years. The depreciation and amortization charges for the first quarter of 2002 remained at $1,802,000 or constant with the corresponding period of the prior year.

Selling and Administrative Expenses

         Selling and administrative expenses decreased by $45,000 or 51% to $43,000 for the three months ended March 31, 2002 from $88,000 for the corresponding period of the prior year. The decrease is mainly attributable to the closing of the administrative office in Hong Kong.

Income Taxes

         No income taxes have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.


Net Income

         Net income decreased by $1,065,000 or 110% to a loss of $98,000 for the three months ended March 31, 2002 from income of $967,000 for the corresponding period of the prior year. This decrease is principally attributable to the discontinuation of the sale of native goats.

Liquidity and Capital Resources

         At March 31, 2002, the Company had working capital of $27,090,000 including a cash balance of $8,686,000. This compares to working capital of $14,761,000 and a cash balance of $9,968,000 at March 31, 2001. The increase in working capital is due to an increase in deposits and other receivables.

         Net cash provided by operating activities decreased to $(2,645,000) for the three months ended March 31, 2002 from $2,302,000 for the corresponding period of the prior year. This decrease resulted from reduced earnings and an increase in non cash working capital.

         The Company had no investing activities for either the three months ended March 31, 2002 or March 31, 2001.

         For the three months ended March 31, 2002 and the corresponding period of the prior year, the Company also had no financing activities.

         The Company business has historically not been capital-intensive. In most years, internally generated funds were sufficient to fund the Company operations and finance its growth. Because cash generated from earnings and available lines of credit have historically provided sufficient liquidity to meet ordinary capital requirements, the Company believes that it has sufficient capital to execute its business plan for the next twelve months.

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



                            CHINA CONTINENTAL, INC.

                            /s/ Jia Ji SHANG
                            -------------------------------------
May 20, 2002                Jia Ji SHANG
                            Chairman and Chief Executive Officer

May 20, 2002                /s/ Jian Sheng Wei
                            -------------------------------------
                            Jian Sheng Wei
                            Secretary / Treasurer an Chief Financial Officer