Form 10-Q
period 2002-06-30
CHINA CONTINENTAL INC /UT/
filed 2002-08-19
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                  For the quarterly period ended June 30, 2002

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

        1801-1802 Evening Newspaper Mansion, 358 Nanjing Road, Tianjin P.R.C.
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (86) 22-2750-1812
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of June 30, 2002, 257,894,000 shares of Common Stock of the issuer were outstanding.

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

            Consolidated Balance Sheets - June 30, 2002 and
            December 31, 2001..............................................3

            Consolidated Statements of Income - For the
            three months and six months ended June 30, 2002 and 2001.......4

            Consolidated Statements of cash Flows -
            For the six months ended June 30, 2002 and 2001................5

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

PART II -   OTHER INFORMATION

            Signatures....................................................11

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                                June 30,        December 31,
                                                                 2002              2001
                                                              (unaudited)        (audited)
                                                              -----------       ------------

ASSETS
Current assets
     Cash and deposits                                    $      7,617          $   11,331
     Accounts receivable, net of provision                       1,012               4,568
       Prepayments, deposits and other receivables                 747                   0
       Prepaid expenses                                          7,454              10,048
            Amount due from related company                          0               1,716
                                                           ------------         -----------
            Total Current Assets                                16,830              27,663
                                                           ------------         -----------

       Fixed Assets                                              2,271               2,532
       Land use rights                                         152,307             155,766
       Land improvement                                         11,187                   0
       Water sources                                                 1              25,559
       Deposit for improvement                                       0               1,349
                                                          -------------         -----------
       Total Assets                                       $    182,596          $  212,869
                                                          =============         ===========
       LIABILITIES & STOCKHOLDERS' EQUITY
       Current liabilities
            Payable and accruals                          $        324          $      201
            Due to related companies                               533                 509
            Amount due to a related party                          424                 424
            Amounts due to directors                               230                 229
                                                          -------------         -----------
            Total current liabilities                            1,511               1,363
                                                          -------------         -----------
       Long-term liabilities                                         0                   0
                                                          -------------         -----------
       Total liabilities                                         1,511               1,363
                                                          -------------         -----------
       Stockholders' Equity
            Share capital                                          312                 312
            Contributed surplus                                 69,603              69,603
            Treasury stock                                        (55)                 (55)
            Retained earnings                                  111,225             141,646
                                                          -------------         -----------
       Total Stockholders' Equity                              181,085             211,506
                                                          -------------         -----------
       Total Liabilities & Stockholders' Equity           $    182,596          $  212,869
                                                          =============         ===========


    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)



                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ---------------------------    ----------------------------
                                          2002          2001             2002            2001
                                        -------       -------          --------        ----------
Revenues
Sales of livestock                    $        0     $   4,748       $  2,349         $   9,495
Sales of forage grass                      1,012             0          1,012                 0
Cost of sales                                (40)       (1,461)          (642)           (3,351)
                                      -----------    -----------     ----------        ---------
Gross Profit                                 972         3,287          2,719             6,144
Depreciation and amortization             (1,930)       (1,803)        (3,732)           (3,605)
Land improvement costs                    (3,727)            0         (3,727)                0
Selling and administration expenses          (80)          (82)          (123)             (170)
                                      -----------    -----------     ----------        ---------
Income before income taxes                (4,765)        1,402         (4,863)            2,369
Income taxes                                   0             0              0                 0
                                      -----------    -----------     ----------        ---------
                                          (4,765)        1,402         (4,863)            2,369
Impairment loss on water sources         (25,558)            0        (25,558)                0
                                      -----------    -----------     ----------        ---------
Net Income (loss)                     $  (30,323)    $   1,402      $ (30,421)       $    2,369
                                      ===========    ===========     ==========        =========
Earnings (loss) per share excluding
  Impairment loss                         (0.018)        0.006         (0.018)             0.10
                                      ===========    ============    ==========        =========
Weighted average common and
equivalent shares outstanding        257,894,000   230,000,000    257,894,000       230,000,000
                                      ===========    ============  ============     ============



    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (States in '000 United States Dollars)

                                                                  Six Months Ended June 30,
                                                                    2002             2001
                                                                ---------------------------

Cash Flows From Operating Activities:
Net Income/(loss)                                                $ (30,323)     $   2,369
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
      Depreciation                                                   3,732          3,605
      Impairment loss                                               25,558              0

        (Increase)decrease in assets:
       Account receivable                                            3,556         (2,446)
       Inventories                                                       0          3,350
       Prepayments, deposits and other receivable                     (747)           (12)
       Prepaid expense                                               2,594              0
       Due from related company                                      1,716            (47)
         Increase (decrease) in liabilities:
       Payable and accruals                                            123            (36)
       Due to related companies                                         24            196
       Due to directors                                                  1             70
                                                                 ----------      ---------
       Net Cash Provided by/(Used in) Operating Activities           6,136          7,049

       Net cash provided by (used in) Investing Activities
            Land improvement                                       (11,199)             0
            Deposit for improvement                                  1,349              0
                                                                 ----------      ---------
                                                                    (9,850)             0

       Net increase/(decrease) in cash                              (3,714)         7,049

       Cash, beginning of period                                    11,331          7,666
                                                                 ----------      ---------
       Cash, end of period                                       $   7,617      $  14,715
                                                                 ==========      =========

    The accompanying notes are an integral part of these financial statements

Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company From 10-K for the fiscal year ended December 31, 2001.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Results of Operation

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001. Revenues

     Revenues decreased by $3,736,000 or 78.69% to $1,012,000 for the three months ended June 30, 2002 from $4,748,000 for the corresponding period of the prior year. The decrease occurred because 30,000 goats and 3,000 cows were sold in the June quarter of 2001 producing revenue of approximately $4,748,000. These goats and cows were acquired as part of the acquisition of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm in 2000. Because the entire inventory of goats and cows was sold in 2001, there were no livestock sales in the second quarter of 2002. Revenue for the second quarter of 2002 represents sales of forage grass. However, because of the seasonality of the Company's business, management believes that the majority of the Company's revenues will be earned in the third and the fourth quarters.

Cost of Sales

     Cost of sales represents certain salaries, the cost of planting forage grass and the cost of livestock. Cost of sales decreased by $1,421,000 or 97.26% to $40,000 for the three months ended June 30, 2002 from $1,461,000 for the corresponding period of the prior year. The decrease in the cost of sales resulted because of the absence of livestock sales in the current quarter. Depreciation and Amortization

     Depreciation and amortization increased by $127,000 or 7% to 1,930,000 for the three months ended June 30, 2002 from $1,803,000 for the corresponding period of the prior year. Depreciation and amortization expense represents amortization and depreciation of the land use right of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm and improvements thereto over a period of twenty-five years. The increase in depreciation and amortization for the second quarter resulted from the land improvement costs incurred in the last year of approximately $11,199,000 which is being depreciated over the remaining life of the lease.

Land improvement costs

     The land improvement costs of approximately $3,727,000 represents the costs to survey, fertilize, for chemical analysis and watering in cultivating 40,000 mu (approximately 2,667 hectares) for general agricultural use and to maintain its productive condition. The remaining $7,454,000 payable under the contract will be expensed over the balance of this calendar year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $2,000 or 2.43% to $80,000 for the three months ended June, 2002 from $82,000 for the corresponding period of the prior year. The decrease is attributable to the shuttering of the administrative office in Hong Kong.

Income Taxes

     No income tax have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

Impairment loss

     The impairment loss represents the diminution in value of water resources. Because this resource has not been developed, because of the cost to develop this resource, and because of the cost of transportation, this property has been written down. However, should an efficient form of transporting this water be developed, the Company will reassess this resource.

Net Income

     Net income decreased by $31,725,000 or 2262.84% to a loss of $30,323,000 for the three months ended June 30, 2002 from income of $1,402,000 for the corresponding period of the prior year. The decrease is principally attributable to the impairment loss of water sources and the discontinuation of the sale of native goats and cows and the increase in land improvement costs.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001Revenues

     Revenues decreased by $6,134,000 or 64.60% to $3,361,000 for the six months ended June 30, 2002 from $9,495,000 for the corresponding period of the prior year. The decrease occurred because 60,000 goats and 3,000 cows were sold during the six months ended June 30, 2001 producing revenue of approximately $7,671,000. These goats and cows were acquired as part of the acquisition of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm in 2000. Because the entire inventory of goats and cows was sold in 2001, there were no livestock sales for the six months ended June 30, 2002. Revenue for six months ended June 30, 2002 represent sales of forage grass and goats transplanted with embryos. However, because of the seasonality of the Company's business, management believes that the majority of the Company's revenues will be earned in the third and the fourth quarters.

Cost of Sales

     Cost of sales represents certain salaries, the cost of planting forage grass, the cost of livestock, the cost of goats and embryos and the direct costs of embryos transplanting. Cost of sale decreased by $2,709,000 or 80.84% to $642,000 for the six months ended June 30, 2002 from $3,351,000 for the corresponding period of the prior year. The decrease in the cost of sales resulted because of the absence of livestock sales in the current year. Depreciation and Amortization

     Depreciation and amortization increased by $127,000 or 3.5% to 3,731,000 for the six months ended June 30, 2002 from $3,605,000 for the corresponding period of the prior year. Depreciation and amortization represents amortization and depreciation of the land use right of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years. The increase in depreciation and amortization resulted from the land improvement costs incurred in the last year of approximately $11,199,000 which is being depreciated over the remaining life of the lease.

Land improvement costs

     The land improvement costs of approximately $3,727,000 represent the cost to survey, fertilize, for chemical analysis and watering in cultivating 40,000 mu (approximately 2,667 hectares) for general agricultural use and to maintain its productive condition. The remaining $7,454,000 payable under the contract will be expensed over the balance of this calendar year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $47,000 or 27.65% to $123,000 for the six months ended June, 2002 from $170,000 for the corresponding period of the prior year. The decrease is mainly attributable to the shuttering down of the administrative office in Hong Kong.

Income Taxes

     No income tax have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

Impairment loss

     The impairment loss represents the diminution in value of the Company's water resources. Because this resource has not been developed, because of the cost to develop this resource, and because of the cost of transportation, this property has been written down. However, should an efficient form of transportation be developed, the Company will reassess this resource.

Net Income

     Net income decreased by $32,790,000 or 1384.13% to a loss of $30,421,000 for the six months ended June 30, 2002 from income of $2,369,000 for the corresponding period of the prior year. The decrease is principally attributable to the impairment loss of water sources and the discontinuation of the sale of native goats and cows and the increase in land improvement costs.

Liquidity and Capital Resources

     At June 30, 2002, the company had working capital of $15,319,000 and cash balance of $7,617,000. This compares with a cash balance of $11,331,000 and a working capital of $26,300,000 at December 31, 2001. The increase in working capital is due to the increase in prepayments for land improvements.

     Net cash provided by operating activities decreased to $6,136,000 for the six months ended June 30, 2002 from $7,049,000 for the corresponding period of the prior year. This decrease is resulted from reduced earnings which was partially offset by an increase in non-cash charges, principally the impairment charge and net changes in the current accounts.

     Cash used in investing activities increased $9,850,000 for the six months ended June 30, 2002. There were no investing activities for the six months ended June 30, 2001. The cash used in investing activities for the current period consisted of land improvements of $11,199,000 less the deposit of $1,349,000. For both the six months ended June 30, 2002, and 2001 the Company had no financing activities.

     In most years, internally generated funds and available bank facilities were sufficient to fund the Company operations and financial its growth. While the Company has sufficient capital to execute its business plan for the next twelve months, there is no guaranty that the Company will not have to access the capital markets to fully develop its agricultural property.

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

             99.1 Certification of Principal Executive Officer and Principal Financial Officer

     b)   Reports on Form 8-K

          None

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                       CHINA CONTINENTAL, INC.
      August 15, 2002
                                       /s/ Jia Ji Shang
                                       ---------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer



                                       /s/ Jian Sheng Wei
      August 15, 2002,              ---------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary

                                     ANNEX A

                                  Exhibit 99.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jia J. Shang, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of China Continental, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of China Continental, Inc.

                                           By:   /s/ Jia J. Shang
                                              ----------------------------------
                                              Name: Jia J. Shang
                                              Title: Chief Executive Officer

I,Jian Sheng Wei, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of China Continental, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of China Continental, Inc.

                                           By: /s/ Jian Sheng Wei
                                              ----------------------------------
                                              Name: Jian Sheng Wei
                                              Title: Chief Financial Officer