Form 10-Q
period 2002-09-30
CHINA CONTINENTAL INC /UT/
filed 2002-11-14
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

{X} QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                  For the quarterly period ended September 30, 2002

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of September 30, 2002, 280,070,000 shares of Common Stock of the issuer were outstanding.

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

            Consolidated Balance Sheets - September 30, 2002 and
            December 31, 2001..............................................3

            Consolidated Statements of Income - For the three months and nine months ended September 30, 2002 and 2001.4

            Consolidated Statements of cash Flows -
            For the nine months ended September 30, 2002 and 2001..........5

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

PART II -   OTHER INFORMATION

            Signatures....................................................11

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements CHINA

                             CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)

                                                      September 30,     December 31,
                                                         2002              2001
                                                      (unaudited)        (audited)
                                                      -----------       ------------

ASSETS
Current assets
     Cash and deposits                            $      7,617          $   11,331
     Accounts receivable, net of provision               2,024               4,568
     Prepayments, deposits and other receivables           710                   0
     Prepaid expenses                                    3,727              10,048
            Amount due from related company                  0               1,716
                                                   ------------         -----------
            Total Current Assets                        14,078              27,663
                                                   ------------         -----------

       Fixed Assets                                      2,198               2,532
       Land use rights                                 150,577             155,766
       Land improvement                                 11,061                   0
       Water sources                                         1              25,559
       Deposit for improvement                               0               1,349
                                                  -------------         -----------
       Total Assets                               $    177,914          $  212,869
                                                  =============         ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
            Payable and accruals                  $        273          $      201
            Due to related companies                       533                 509
            Amount due to a related party                   26                 424
            Amounts due to directors                       229                 229
                                                  -------------         -----------
            Total current liabilities                    1,061               1,363
                                                  -------------         -----------
Long-term liabilities                                        0                   0
                                                  -------------         -----------
Total liabilities                                        1,061               1,363
                                                  -------------         -----------
Stockholders' Equity
            Share capital                                  335                 312
            Contributed surplus                         70,063              69,603
            Treasury stock                                 (55)                (55)
            Retained earnings                          106,510             141,646
                                                  -------------         -----------
Total Stockholders' Equity                             176,853             211,506
                                                  -------------         -----------
Total Liabilities & Stockholders' Equity          $    177,914          $  212,869
                                                  =============         ===========


         The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)


                                      Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                      ---------------------------    ----------------------------
                                          2002          2001             2002            2001
                                      -----------    -----------    -----------      -----------


Revenues
Sales of livestock                    $        0     $        0     $    2,349       $    9,495
Sales of forage grass                      1,012          3,233          2,024            3,233
Cost of sales                                (38)          (199)          (680)          (3,550)
                                      -----------    -----------    -----------      -----------
Gross Profit                                 974          3,034          3,693            9,178
Depreciation and amortization             (1,929)        (1,803)        (5,661)          (5,408)
Land improvement costs                    (3,727)             0         (7,454)               0
Selling and administration expenses          (33)           (38)          (156)            (208)
                                      -----------    -----------    -----------      -----------
Income before income taxes                (4,715)         1,193         (9,578)           3,562
Income taxes                                   0              0              0                0
                                      -----------    -----------    -----------      -----------
                                          (4,715)         1,193         (9,578)           3,562
Impairment loss on water sources               0              0        (25,558)               0
                                      -----------    -----------    -----------      -----------
Net Income (loss)                     $   (4,715)    $    1,193     $  (35,136)      $    3,562
                                      ===========    ===========    ===========      ===========
Earnings (loss) per share excluding
  Impairment loss                          (0.02)          0.01          (0.13)            0.02
                                      ===========    ===========    ===========      ===========
Weighted average common and
equivalent shares outstanding        267,947,000    230,000,000    260,782,000      230,000,000
                                      ===========    ===========    ===========      ===========



    The accompanying notes are an integral part of these financial statements

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (States in '000 United States Dollars)


                                                                  Nine Months Ended Sept. 30,
                                                                    2002             2001
                                                                ----------        ------------

Cash Flows From Operating Activities:
Net Income/(loss)                                                $ (35,136)     $   3,562
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
      Depreciation                                                   5,661          5,408
      Impairment loss                                               25,558              0
      Issue of shares for repayment of debt                            484              0

        (Increase)decrease in assets:
       Account receivable                                            2,544         (2,556)
       Inventories                                                       0          3,350
       Prepayments, deposits and other receivable                     (710)             0
       Prepaid expense                                               6,321              0
       Due from related company                                      1,716            (47)
         Increase (decrease) in liabilities:
       Payable and accruals                                             72            (23)
       Due to related companies                                         24           (267)
       Due to directors and related parties                           (398)           283
                                                                 ----------      ---------
       Net Cash Provided by/(Used in) Operating Activities           6,136          9,710

       Net cash provided by (used in) Investing Activities
            Land improvement                                       (11,199)             0
            Deposit for improvement                                  1,349              0
                                                                 ----------      ---------
                                                                    (9,850)             0

       Net increase/(decrease) in cash                              (3,714)         9,710

       Cash, beginning of period                                    11,331          7,666
                                                                 ----------      ---------
       Cash, end of period                                       $   7,617      $  17,376
                                                                 ==========      =========


    The accompanying notes are an integral part of these financial statements

Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 0-K for the fiscal year ended December 31, 2001.

Note 2 -- Foreign Currency Conversation

The Company financial information is presented in US dollars. Reminbi dollars have been converted into US dollars at the exchange rate of 8.3 to 1.

Note 3 - Common Stock

For the period ended September 30, 2002, the Company issued 22,870,000 shares of its common stock; 20,000,000 shares were issued for the payment of a related party payable for the approximate amount of $400,000 and 2,870,000 shares were issued for the payment of accrued legal fees of approximately $57,000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Results of Operation

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001.

Revenues

Revenues decreased by $2,221,000 or 68.69% to $1,012,000 for the three months ended September 30, 2002 from $3,233,000 for the corresponding period of the prior year. The decrease occurred because the harvesting of forage grass was slightly delayed but will be completed in October. Because of the seasonality of the Company's business, the majority of the Company's revenue will be generated in the fourth quarter.

Cost of Sales

     Cost of sales represents salaries, the cost of planting forage grass and the cost of livestock. Cost of sales decreased by $161,000 or 80.90% to $38,000 for the three months ended September 30, 2002 from $199,000 for the corresponding period of the prior year. The decrease in the cost of sales resulted because of the delay in the harvesting of forage grass and the absence of the sale of livestock.

Depreciation and Amortization

     Depreciation and amortization increased by $126,000 or 6.98% to 1,929,000 for the three months ended September 30, 2002 from $1,803,000 for the corresponding period of the prior year. Depreciation and amortization expense represents amortization and depreciation of the land use right of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm and improvements thereto. File land use rights are being amortized over a period of twenty-five years. The increase in depreciation and amortization for the third quarter resulted from the depreciation of the land improvement costs incurred of approximately $11,199,000 which is being depreciated over the remaining life of the lease.

Land improvement costs

     The land improvement costs of approximately $3,727,000 represents the costs to survey, fertilize, perform chemical analysis and provide watering for cultivating 40,000 mu (approximately 2,667 hectares) for general agricultural use and to maintain its productive condition. The remaining $3,727,000 payable under the contract will be expensed over the balance of this calendar year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $5,000 or 13.15% to $33,000 for the three months ended September, 2002 from $38,000 for the corresponding period of the prior year. The decrease is attributable to the shutting of the administrative office in Hong Kong.

Income Taxes

     No income tax have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

 Net Income

     Net income decreased by $5,908,000 or 495.22% to a loss of $4,715,000 for the three months ended September 30, 2002 from net income of $1,193,000 for the corresponding period of the prior year. The decrease is principally attributable to the discontinuation of the sale of native goats and cows and the increase in land improvement costs, and the delay in the harvesting and sale of forage grasses.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Revenues

     Revenues decreased by $8,355,000 or 65.64% to $4,373,000 for the nine months ended September 30, 2002 from $12,728,000 for the corresponding period of the prior year. The decrease occurred because 60,000 goats and 3,000 cows were sold during the first six months ended June 30, 2001 producing revenue of approximately $7,671,000. These goats and cows were acquired as part of the acquisition of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm in 2000. Because the entire inventory of goats and cows was sold in 2001, there were no livestock sales for the nine months ended September 30, 2002. Revenue for nine months ended September 30, 2002 represent sales of forage grass and goats transplanted with embryos. However, because of the seasonality of the Company's business, management believes that the majority of the Company's revenues will be earned in the fourth quarter.

Cost of Sales

     Cost of sales represents salaries, the cost of planting forage grass, the cost of livestock, the cost of goats and embryos and the direct costs of embryos transplanting. Cost of sales decreased by $2,870,000 or 80.84% to $680,000 for the nine months ended September 30, 2002 from $3,550,000 for the corresponding period of the prior year. The decrease in the cost of sales resulted because of the absence of livestock sales in the current year and the delay in the harvesting of forage grasses.

Depreciation and Amortization

     Depreciation and amortization increased by $253,000 or 4.67% to 5,661,000 for the nine months ended September 30, 2002 from $5,408,000 for the corresponding period of the prior year. Depreciation and amortization represents amortization and depreciation of the land use right of East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years. The increase in depreciation and amortization resulted from the depreciation of the land improvement costs incurred in the last year of approximately $11,199,000 which is being depreciated over the remaining life of the lease.

Land improvement costs

     The land improvement costs of approximately $7,454,000 represent the cost to survey, fertilize, perform chemical analysis and provide watering for cultivating 40,000 mu (approximately 2,667 hectares) for general agricultural use and to maintain its productive condition. The remaining $3,727,000 payable under the contract will be expensed over the balance of this calendar year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $52,000 or 25.00% to $156,000 for the nine months ended September, 2002 from $208,000 for the corresponding period of the prior year. The decrease is mainly attributable to the shutting down of the administrative office in Hong Kong.

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

Net Income

     Net income decreased by $38,698,000 or 1086.41% resulting in a loss of $35,136,000 for the nine months ended September 30, 2002 compared to income of $3,562,000 for the corresponding period of the prior year. The decrease is principally attributable to the impairment loss of water sources, the discontinuation of the sale of native goats and cows, the increase in land improvement costs and the delay in harvesting and marketing of forage grass.

Liquidity and Capital Resources

     At September 30, 2002, the company had working capital of $13,017,000 and cash of $7,617,000. This compares with cash of $11,331,000 and a working capital of $26,300,000 at December 31, 2001. The decrease in working capital is primarily due to the decrease in prepayments made for the land improvements.

     Net cash provided by operating activities decreased to $6,136,000 for the nine months ended September 30, 2002 from $9,710,000 for the corresponding period of the prior year. This decrease is resulted from reduced earnings which was partially offset by an increase in non-cash charges, principally the impairment charge and net changes in the current accounts.

     Cash used in investing activities totaled $9,850,000 for the nine months ended September 30, 2002. There were no investing activities for the nine months ended September 30, 2001.The cash used in investing activities for the current period consisted of land improvements of $11,199,000 less the deposit of $1,349,000. For both the nine months ended September 30, 2002, and 2001 the Company had no financing activities.

         During the three months ended September 30, 2002, the Company issued 22,870,000 shares of its common stock, 20,000,000 shares were issued to a former employee of the Company for prior services rendered and funds advances, together totaling approximately $400,000, and 2,810,000 shares were issued for the payment of accrued legal fees of approximately $57,000.

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



                                       CHINA CONTINENTAL, INC.
      November 14, 2002
                                       /s/ Jia Ji Shang
                                       ---------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer



                                       /s/ Jian Sheng Wei
      November 14, 2002,              ---------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary

                                 CERTIFICATIONS

I, Jia Ji Shang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of China Continental, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By:/s/ Jia Ji Shang
   ----------------------
Jia Ji Shang
Chief Executive Officer

I, Jian Sheng Wei, certify that:

1. I have reviewed this quarterly report on Form 10-Q of China Continental, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ Jian Sheng Wei
   ---------------------
Jian Sheng Wei
Chief Financial Officer

Item 4. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.