Form 10-K
period 2002-12-31
CHINA CONTINENTAL INC /UT/
filed 2003-05-16
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-3276-D

                             CHINA CONTINENTAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       87-0431063
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    Room 1801-02 Evening Newspaper Mansion, 358 Nanjing Road, Tianjin, P.R.C.
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant Telephone Number, Included Area Code: 011-86-22-2750-1802

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
             None                                        None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The issuer revenues for its most recent fiscal year were $16,518,072.

     As of December 31, 2002, 280,070,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the OTC Bulletin Board, was approximately $1,245,750

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by
reference in this report Annual Small Business disclosure Format: Yes    No

                                TABLE OF CONTENTS
                                     PART I
                                                                         PAGE
      ITEM 1.     DESCRIPTION OF BUSINESS                                   4
      ITEM 2.     PROPERTIES                                                5
      ITEM 3.     LEGAL PROCEEDINGS                                         5
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       5
PART II
       ITEM 5.    MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                               6
       ITEM 6.    SELECTED FINANCIAL DATA                                   6
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION              8
       ITEM 7A    QUANTITATIVE AND QUALIFICATION DISCLOSURE
                  ABOUT MARKET RISK                                        12
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA                                                     12
       ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                                 12
       PART III
       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       12
       ITEM 11.   EXECUTIVE COMPENSATION                                   14
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                    14
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           15
       ITEM 14.   CONTROLS AND PROCEDURES                                  15

PART IV
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTINGS
                  ON FORM 8-K                                              16

      SIGNATURES                                                           16

      ITEM 16.                                                             16

      CERTIFICATIONS                                                       17


                           FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" of this Form 10-K.

The Company

     China Continental, Inc. (the "Company" or "CCI") focuses on the planting, harvesting and sale of forage grass.

     The Company's operations are based at its East Wu Bio-Tech Farm. The farm comprises approximately 406 square kilometers or slightly more than 251 square miles. It is located in East Ujimqin Qi, in Inner Mongolia in the People's Republic of China (PRC). East Ujimqi Qi is an agricultural based area where livestock (beef, cattle, goats and sheep) and dairy are the primary agricultural products. The Company became a US listed public company via a reverse merger in February, 1995.

Business

     The Company's primary focus has been on the planting, cultivating and sale of forage grass.

     Xilinguole Grassland, where the forage grass base is located, is one of the best-preserved and most valued natural areas in The PRC. "Xilinguole Prairie Nature Protection Zone" was accepted by UNESCO as a unit in "MAB" in 1987. In 1997, it was designated as The PRC's State Nature Protection Zone. The forage grass base of CCI is located in the Wulagai Development Zone in the northeast section of the Xilinguole Prairie (46(cent)X16i 46(cent)X40iN, 119(cent)X00i 119(cent)X21iE). It is free from pollution because of its remote location and sparse population. The soil is still untilled, which makes it one of the few green virgin grasslands in the world.

     With the increased meat consumption by Chinese residents, there has been an increased demand for China's forage grasses. It has been necessary to plant specialized forage grass like alfalfa and green millet to address market demands. These grass types are not only types of fodder favored by cows and sheep, but improve the soil, which makes them preferable as a domestic forage grass planting. The consumption of milk and milk products by residents of China has also been increasing, contributing to an increasing demand for forage grasses.

     In 2002, the Company's harvested 78,750 tons of green naked oats which sold for $96 per ton, 7,500 tons of green millet which sold for $96 per ton, 16,800 tons of alfalfa which sold for $180 per ton and 39,000 tons of natural grass which sold for $72 per ton. The bulk of this year's harvest of grasses was sold to Beijing Fengrun Fine Breed Husbandry

     China Continental is planning to leverage its technologies, scientific planting methods and modern management techniques to establish one of The PRC's largest grassland areas and expects to utilize American machinery and high quality imported seeds. The Company has spent approximately $11 million of a non-recurring nature to improve the quality of the land and increasing the productivity of high quality planted grasses. It is expected that the productivity will continue to improve in the coming years.

     The initial phase of the plan is to increase the acreage of high quality forage grass to approximately 36,500 hectares by 2004. If this goal is achieved, the total yearly production of high quality forage grasses should be approximately 200,000 metric tons.

Employees

     As of December 31, 2002, the Company employed an administrative staff of 8 people and a technical and sales staff of approximately 40 persons, all in the PRC.

Competition

     The market for forage grass is currently in imbalance, with demand exceeding supply. This strong demand for forage grass is expected to continue for the next several years. The market for forage grass is highly fragmented in the PRC. To date, there has been no significant price competition in our markets, but price competition may become a factor in the future.

ITEM 2.  PROPERTIES

     The Company principal administrative office, marketing, technical facilities and supporting teams are located in 1801-02 Evening Newspaper
Mansion, 358 Nanjing Road, Tianjin, People's Republic of China which is on a lease term of three years at a monthly rental of approximately US$2,400.

     East Wu Bio-Tech Farm, is located in the People's Republic of China. The total farm area is approximately 406 square kilometers or 251 square miles. It is located in Dong Ujimqin Qi, which is in Inner Mongolia, the People's Republic of China.

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

                               2003                       2002
                         High         Low         High              Low

First Quarter            0.19         0.06        0.13              0.06
Second Quarter           0.11         0.03        0.13              0.06
Third Quarter            0.05         0.01        0.09              0.06
Fourth Quarter           0.04         0.01        0.13              0.06

     The quotation reflects the inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

Holders

      At December 31, 2002 there were approximately 3,260 holders of record.

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


                                       Year          Year      Year         Year         Year
                                       Ended         Ended     Ended        Ended        Ended
                                       Dec 31        Dec 31    Dec 31       Dec 31       Dec 31
                                        2002          2001      2000        1999          1998
                                      ---------    ---------  ---------    ---------    ---------

Income Statement Data:
Automatic production lines                 0             0         0         36,434       32,806
Raw materials                              0             0         0            670        1,594
Breeding center                            0         9,398         0          1,770        2,388
Forage grass                           16,518       12,138     5,873              0            0
                                    ----------    ---------  ---------     ---------     --------
Total sales                            16,518       21,316     5,873         38,874       36,788
Cost of sale                           14,034        5,323        45         14,674       14,284
                                    ----------    ---------  ---------     ---------     --------
Gross profit                            2,484       15,993     5,828         24,200       22,504
Impairment loss on water resources    (25,559)           0         0              0            0
Depreciation of fixed assets           (7,587)      (7,210)   (2,405)        (3,897)      (4,841)
Selling and administrative expenses      (557)        (414)     (393)        (1,205)      (2,395)
(Provision) Recovery for
doubtful accounts                           0            0        (1)          (675)        (681)
Financial income (expenses), net            0            0         0           (126)        (165)
Other income (expenses) net                 2            0        51             (9)         360
Consulting expenses                         0       (1,000)        0              0            0
Gain on disposal of Subsidiaries            0            0    17,608         11,431            0
Income from discontinued operation          0            0     5,505              0            0
Share of income/ (loss) of
associated companies                        0            0         0              0          103
                                     ---------    ---------  ---------     ---------    --------
Income before income tax              (31,217)       7,369    26,195         29,719       14,885
Income taxes                                0            0         0          3,114        2,890
                                     ---------    ---------  ---------     ---------    --------
Income before minority interest       (31,217)       7,369    26,195         26,605       11,995
                                     ---------    ---------  ---------     ---------    --------
Minority interest                           0            0         0          1,631        2,114
                                     ---------    ---------  ---------     ---------    --------
Net income                            (31,220)       7,369    26,195         28,236       14,109
                                     ---------    ---------  ---------     ---------    --------
Net income per share                    (0.12)        0.03      0.26           0.38         0.23
                                     =========    =========  =========     =========    ========
Weighted average shares
outstanding (in millions)             265,581      232,289   102,230         75,904       62,306
                                     =========    =========  =========     =========    ========


                                        Year       Year        Year        Year          Year
                                        Ended      Ended       Ended       Ended         Ended
                                        Dec 31     Dec 31      Dec 31      Dec 31        Dec 31
                                         2002       2001        2000        1999          1998
                                       --------   --------    --------    --------      ---------

Balance Sheet Data at period end
Working Capital (deficit)               18,930     26,301      11,991     (14,678)       35,938
                                      ---------   --------   --------    ---------      --------
Total Assets                           182,588    212,869     204,384     188,941       253,269
                                      ---------   --------   --------    ---------      --------
Long-term Liabilities                        0          0           0       1,245         1,261
                                      ---------   --------   --------    ---------      --------
Shareholders Equity                    180,839    211,506     203,058     164,737       128,543
                                      ---------   --------   --------    ---------      --------

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains certain forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Revenues

     Revenues decreased by $4,798,000 or 22.50% to $16,518,000 for the twelve months ended December 31, 2002 from US $21,316,000 for the prior year. This decrease is attributable to the discontinuation of sales of breeding stock which generated $7,590,000 for the twelve months ended December 31, 2001.

Cost of Sales

     Costs of Sales of represents the cost of seeds, salaries and wages paid to workers for the harvesting and sale of forage grass, and land improvement costs of a recurring nature. Cost of sales increased by $8,711,000 or 163.6% to $14,034,000 from $5,323,000 for the year ended December 31, 2001. This increase resulted from land improvement costs deemed of a recurring nature of approximately $11,180,000 which were charged to the current period.

Impairment Loss On Water Resources

     The impairment loss represents the diminution in value of the water resources. Because the water source will not be commercialized in the near future, its value as a business asset was impaired.

Depreciation and Amortization

     Depreciation and amortization increased by $377,000 or 5.2% to $7,587,000 for the year ended December 31, 2002 from $7,210,000 for the prior year. Depreciation and amortization is taken on the land use right of East Wu-Zhu-Mu-Qin banner demonstration Farm and is charged rateably over a period of twenty-five years. The increase in depreciation and amortization resulted from the addition of permanent land improvements of approximately $11,199,000 made during 2002 which are being depreciated over the remaining period of the lease.

Selling and Administrative Expenses

     Selling and administrative expenses include salaries of company personnel and general corporate overhead. Selling and administrative expense increased by $143,000 or 34.54% to $557,000 for the year ended December 31, 2002 from $414,000 for the prior year. The increase resulted because of increased operations at the Company's facilities.

Consulting

     The consulting expense of $1,000,000 was incurred for services rendered in connection with corporate re-engineering and management consulting during the year ended December 31, 2001. No such expenses were incurred for the year ended December 31, 2002

Net Loss

     As a result of the foregoing, the Company incurred a loss of $31,217,000 from continued operations for the year ended December 31, 2002 compared to a profit of $7,369,000 for the prior year. The loss resulted from the impairment of the water resources of $25,559,000 and the charge for the land improvement costs of $11,180,000.

Twelve Months Ended December 31, 2001 compared to Twelve Months Ended December 31, 2000

Revenues

     Revenues from continuing operations increased by US $15,443,000 or 262.95% to US $21,316,000 for the twelve months ended December 31, 2001 from US $5,873,000 for the prior year. This increase is attributable to the initial sale of goats who received embryos, and from the first sales of forage grasses.

Cost of Sales

     Costs of Sales represents the purchase price of embryos and recipients, and salaries and wages paid to workers for the harvesting and sale of forage grass. Cost of sales increased by US $5,278,000 to US $5,323,000 from US $45,000 for the prior year. The increase in the cost of sales is attributable to the sale of forage grass and because there was no purchase of embryos or recipients in 2000.

Amortization of Fixed Assets

     Amortization expense increased by US $4,805,000 or 199.79% to US $7,210,000 for the year ended December 31, 2001 from US $2,405,000 for the prior year. The increase is attributable to a full year of depreciation and amortization of the East Wu facility compared only to a quarter in 2000

Selling and Administrative Expenses

     Selling and administrative expenses include salaries of company personnel and general corporate overhead. Selling and administrative expense increased by US $ 22,000 or 5.6% to US $414,000 for the year ended December 31, 2001 compared to US $392,000 for the prior year. The increase resulted from an increase in business at the company's facilities.

Consulting

     Consulting expenses totaled $1,000,000 for the year ended December 31, 2001 compared with no consulting expense for the year ended December 31, 2000. The consulting expense was incurred for services rendered in connection with corporate re-engineering and for management consulting

Other income

     The Company had no other income for the year ended December 31, 2001, but had other income of $50,616 for the year ended December 31, 2000. In addition, these were also other income from operations of divested entities. The Company had no income from divested entities for the year ended December 31, 2001, because all divestitures were completed during the year ended December 31, 2000. For the year ended December 31, 2000, the Company had income from operation of divested entities totaling $5,509,077.

Gain on Disposal of Associated Companies and Investments in Subsidiaries

     The Company had no income from the disposal of associated companies and investments in subsidiaries for the year ended December 31, 2001, as all the associated companies and subsidiaries were disposed of during the year ended December 31, 2000. For the year ended December 31, 2000, the Company had income from the disposition of associated companies and investment in subsidiaries of $17,604,615.

     As a result of the foregoing, the Company's income from continuing operations totaled $7,368,519 for the year ended December 31, 2001, an increase of $4,287,516 or 139.20% from the $3,081,003 for the year ended December 31, 2000. Earnings per share remained at $0.03 for the year ended December 31, 2001, the same for the year ended December 31, 2000. Although there was an increase in earnings, per share income did not increase because of an increased number of shares issued and outstanding.

Liquidity and Capital Resources

     At December 31, 2002, the Company had working capital of $18,588,000, including a cash balance of US $13,883,000. This compares to a working capital of $26,300,000 and a cash balance of $11,331,000 at December 31, 2001.

     Net cash provided by operating activities increased to $11,938,000 from $5,013,000 for the prior year. Although the Company's income decreased from a profit of USD7,369,000 to a loss of USD31,217,000, this was more than offset but a non-cash charge of USD25,559,000 for the impairment of the water resources, a small increase in depreciation and amortization, and changes in the current accounts.

     The Company used $9,850,000 in investing activities for the year ended December 31, 2002 compared to $1,349,000 for the year ended December 31, 2001. The increase is entirely attributable to expenditures for land improvements in the year ended December 31, 2002, USD(11,199,000) which was partially offset by the refund of a deposit USD(1,349,000) made in the year ended December 31, 2001.

     The Company had USD464,000 of cash provided from financing activities for the year-ended December 31, 2002 compared to $0 for the year ended December 31, 2001. The cash provided for the year-ended December 31, 2002 came from the sale of shares USD(400,000) and from a capital contribution of a shareholder USD(64,000).

     The Company's business has historically not been capital intensive. In most years internally generated funds were sufficient to fund the Company operations and financial its growth. Cash generated from earnings and available lines of credit have historically provided sufficient liquidity to meet ordinary capital requirements. Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements in the PRC for the foreseeable future. However, the use of the Company's cash has been restricted by the Company's Chief Executive Officer to uses in the PRC. Therefore, if the Company is to pay its non-PRC expenses, it will have to raise additional funds from the sale of its shares or from third party loans.

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

Certain Factors Affecting Certain Future Operating Results

a)       Revised Corporate Business

     In the past, the Company has been actively involved in the sale of turnkey production lines, machinery and equipment, accessories, spare parts and raw materials and the sale of breeding stock. The Company has now moved away from this line of business into planting and sales of forage grass in China. Because of the Company's inexperience with this industry, there is no guaranty that its future results will equal those of the past or that the Company will be profitable in this industry.

b)       Country Risk

     Substantially all of the Company operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include the risks associated with the political, economic and legal environments and foreign currency exchange, among others, and most recently SARS. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company revenue is denominated in Renminbi (RMB) which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

ITEM 7A  QUANTITATIVE AND QUALIFICATION DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F2 through F-26. An index to such materials appears on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

     The following table sets forth the name and ages of the executive officers of the Company and the position held by each.

     Name                        Age              Title
    -------                     -----           ---------
     Jia Ji Shang                50       Chairman of the Board and Chief
                                          Executive Officer
     Jian Sheng Wei              57       Chief Financial Officer/Secretary
                                          And Director
     Malcolm Roy Brandon         57       Technical Director
     Zhang Cheng Zhang           62       Director
     Shujing Li                  41       Director

     Each Director is serving a one-year term that expires after the next annual meeting of the Company's shareholders, or until their successors are elected and qualified Executive Officers of the Company are elected by and serve at the discretion of the Board of Directors. As of the date of this report, none of the officers or directors of the Company have filed the Forms specified by Section 16a of the Exchange Act.

     Mr. Jia Ji Shang, is the Chairman and Chief Executive Officer of the Company. He holds a Master of Business Administration from Ukraine Institute of Wisconsin International University. He has more than 10 years of commercial experience in international trade, particularly in bioengineering, civil engineering, and biotechnology. Mr. Shang is the founder of Towering Technology Group Limited, which engages in civil and engineering construction in Mainland China, bioengineering and biotechnology throughout the Far East Region and in North America.

     Mr. Jian Sheng Wei, is the Business Director, Chief Financial Officer and Secretary of the Company. Mr. Wei holds a Bachelor's Degree in civil engineering and a Master in Business Administration. He has over 30 years experience in the operation, research and management of the agriculture and husbandry industry. Mr. Wei has established breeding centers and large-scale slaughterhouses in Inner Mongolia and Hubei Province. Mr. Wei specializes in animal husbandry operation and is responsible in the development of business in the Far East Region, South Africa, Australia and North America.

     Mr. Malcolm Roy Brandon, is the Technical Director for the Company. Mr. Brandon is the Managing Director of Castella Research Pty Ltd., Honorary Professor of the University of Inner Mongolia, Principal Fellow of Centre for Animal Biotechnology, School of Veterinary Science at the University of Melbourne and Research Associate of the Austin Research Institute, Austin & Repatriation Hospital. Mr. Brandon received his Bachelor of Agricultural Science and PhD from the University of Sydney. He has more than 26 years of experience in basic research, development and production of biological products. He has been a visiting professor at Oxford University and Michigan State University and he has 102 patents on his research.

     Professional Zhong Cheng Zhang, is a Director of the Company. He is a leader in animal biology and has contributed in maintaining the Peoples' Republic of China's highly competitive research work in this field. He is conducting eight research projects for the Government and has over 30 years experience in biotechnology. He has published over 60 research papers, and books. He has also received two honorary awards from China Agriculture and Husbandry institute for best thesis of the year.

     Mr. Shujing Li, is a Director of the Company. He received his Doctorate in Agriculture Science from China Agricultural University. He is responsible for developing, researching and supplying technologies in agricultural genetics. He established state owned project "95", a project employing agricultural genetics to improve the quality of existing foodstuff. He has published more than 20 research papers. He holds positions in the Chinese Youth Association of Science and Technology, the Asian Society of Animal Biotechnology, the Chinese Society of Animal Reproduction and the College of Animal Science and Technology.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid for services rendered during the last three fiscal years by the Company to its chief executive officers and the remaining most highly paid executive officer who earn more than USD100,000 for the three fiscal years ended December 31, 2002

Names of individuals         Year            Salary           Bonus
--------------------        ------          --------         -------
Jai Ji Shang (1)             2000                0               0
                             2001                0               0
                             2002                0               0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2002 the number of shares of the Company's Common Stock known to be held by the Executive Officers and Directors, individually, and as a group, and by beneficial owners more than five percent of the Company Common Stock.


                            Amount and Nature of
Name and Address            Beneficial Ownership          Percentage
of Beneficial Owner              Shares                    of Class
--------------------        ---------------------         -----------
Shang Jia Ji (1)                 33,000,000                 12.80%
Clever Boy Limited (1)           52,825,000                 20.48%
                                ------------               --------
All officers and directors
  as a group (one)               85,825,000                 33.28%
                                ============               ========

(1) Address for all persons and entities is at Room. 1801-02 Evening Newspaper Mansion, 358 Nanjing Road, Tianjin, PRC

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company amounts due from /(to) directors and related companies owned and/ or controlled by a director, Jia Ji Shang, are unsecured, interest-free and are repayable on demand. As of December 31,2002 an amount of $586,877 was due to Mr. Jia Ji Shang, a director of the Company. Moreover, an amount of US $424,034 was due to two former officers of the Company at December 31, 2001 had been settled during the year ended December 31, 2002.

     East Wu Farm acquired 3,000 and 2,000 goat embryos and services from Eternal technology Group, Ltd. ("Eternal"), a related company, for $600,000 and $425,000 in November, 2001 and December, 2000. East Wu Farm's 3,000 and 2,000 goats with implanted embryos were sold in March 2002 and march 2001 approximately $2,349,000 and $1,687,000 respectively. One of the Company's officers, directors and major shareholder owns approximately 38% of Eternal.

     East Wu Farm had sales of forage grass to Eternal for approximately $1,735,000 during 2001. These sales were at the same price as to third parties.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits
            None
(b)      Report on Form 8-K
            None

ITEM 16. PRINCIPAL ACCOUNTANT FEES
                                      Year-Ended               Year-Ended
                                  December 31, 2002        December 31, 2001
                                  -----------------        -----------------
Audit Fees                             $ 72,000               $ 60,000
Total Fees                             $ 72,000               $ 60,000

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA CONTINENTAL, INC.


                                        /s/ JiaJi Shang
                                        ------------------------------------
Dated: May 15, 2003                     JiaJi Shang, Chief Executive Officer


                                       /s/ Jian Sheng Wei
                                       ---------------------------------------
Dated: May 15, 2003                    Jian Sheng Wei, Chief Financial Officer

  Name                          Title                            Date
--------                      ----------                      ---------

/s/JiaJi Shang             Chief Executive Officer            May 15, 2003
------------------------   and Director
JiaJi Shang

/s/Jian Sheng Wei          Chief Financial Officer            May 15, 2003
------------------------
Jian Sheng Wei

/s/Malcolm Roy Brandon     Director                           May 15, 2003
------------------------
Malcolm Roy Brandon

/s/Zhang Cheng Zhang       Director                           May 15, 2003
------------------------
Zhang Cheng Zhang

/s/ Shujing Li             Director                           May 15, 2003
------------------------
Shujing Li

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, JiaJi Shang, certify that:

1. I have reviewed this annual report on the Form 10-K of China Continental, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                   /s/ JiaJi Shang
                                        JIAJI SHANG
                                        CHIEF EXECUTIVE OFFICER AND CHAIRMAN

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Jiansheng Wei, certify that:

1.   I have reviewed  this annual  report on the Form 10-K of China  Continental
     Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                             /s/ Jiansheng Wei
                                      JIANSHENG WEI
                                      CHIEF FINANCIAL OFFICER

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages

  Report of Independent Auditors                                          F-2
  Consolidated Balance Sheets as of December 31, 2002 and 2001          F-3-4
  Consolidated Statements of Income for the years ended December 31,
  2002, 2001 and 2000                                                     F-5
  Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 2002,  2001, and 2000                      F-6
  Consolidated Statements of Cash Flows for the years ended
  December 31, 2002,2001 and 2000                                       F-7-8
  Notes to Financial Statements                                        F-9-14

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of China Continental, Inc. (the "Company") and subsidiaries (collectively China Continental,
Inc. the "Group")


We  have  audited  the  accompanying   consolidated   balance  sheets  of  China
Continental, Inc. (the "Company") and subsidiaries (collectively China Continental, Inc. the "Group") as of December 31, 2002 and 2001, and the related consolidated statements of income, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Continental, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Houston, Texas
May 12, 2003

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                              December 31,
                                                         2002              2001
                                                          US$               US$
                                                        -------           ------

CURRENT ASSETS
  Cash and bank balances                           $ 13,883,246     $ 11,330,717
  Trade receivables                                   6,796,200                -
  Third parties                                               -        4,568,675
   Related company                                            -        1,715,663
   Deposit and prepays                                        -       10,048,193
                                                    ------------    ------------
TOTAL CURRENT ASSETS                                 20,679,446       27,663,248
FIXED ASSETS                                          2,239,805        2,531,954
LAND LEASE RIGHTS, net of
  accumulated amortization of US$16,143,468 and
  US$9,225,520 at December 31,2002 and 2001         148,847,916      155,765,864
LAND IMPROVEMENTS, net of
   amortization of US$381,393 at December 31, 2002   10,821,308                -
WATER RESOURCES                                               -       25,558,887
Deposit for improvements                                      -        1,349,093
                                                   ------------     ------------
TOTAL ASSETS                                      $ 182,588,475    $ 212,869,046
                                                   ============     ============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                           DECEMBER 31, 2002 AND 2001

                                                           December 31,
                                                      2002             2001
                                                      US$               US$
                                                     -----            -------

CURRENT LIABILITIES
   Account payable to related company              $ 542,485        $ 508,782
   Amounts due to directors                          589,308          229,210
   Amounts due to related parties                     25,806          424,034
   Accounts payable and accrued liabilities          591,725          200,608
                                                   ---------        ----------
TOTAL CURRENT LIABILITIES                          1,749,324        1,362,634
                                                   ---------        ----------
TOTAL LIABILITIES                                  1,749,324        1,362,634
                                                   ---------        ----------
STOCKHOLDERS' EQUITY
   Common stock, par value US$0.001 per share:
   1,000,000,000 shares authorized:
   335,070,000 issued and outstanding as of
    December 31, 2002, and 312,894,000 issued
    and outstanding at  December 31, 2001            312,894

   Additional paid-in capital                     70,130,305       69,602,972
   Treasury stock                                    (55,000)         (55,000)
   Retained earnings                             110,428,082      141,645,546
                                                 -----------      ------------
TOTAL STOCKHOLDERS' EQUITY                       180,839,151      211,506,412
                                                 -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $ 182,588,475    $ 212,869,046
                                                 ===========      ============

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                        Year Ended December 31,
                                                           2002               2001               2000
                                                            US$                US$                US$


SALES                                                 $ 16,518,072       $ 21,315,658        $ 5,873,403
COST OF SALES                                           14,033,735          5,323,244             45,648
GROSS PROFIT                                             2,484,337         15,992,414          5,827,755
IMPAIRMENT LOSS ON WATER SOURCES                         25,558,88                  -                  -
DEPRECIATION AND AMORTIZATION                            7,587,584          7,210,097          2,404,955
SELLING AND ADMINISTRATIVE EXPENSES                        413,788            392,413
CONSULTING                                                       -          1,000,000                  -
OTHER INCOME                                                 1,875                  -             50,616
INCOME (LOSS) FROM CONTINUING OPERATIONS               (37,368,519)         3,081,003
DISCONTINUED OPERATIONS
    Income from operations of divested entities                                                5,509,077
NET GAIN ON DISPOSAL OF ASSOCIATED
    COMPANIES AND
    INVESTMENTS IN SUBSIDIARIES                                  -                  -         17,604,615
NET INCOME (LOSS)                                    $ (31,217,464)       $ 7,368,519       $ 26,194,695
                                                      =============        ===========       ===========
INCOME PER COMMON SHARE
BASIC AND DILUTED
Income (loss) from continuing operations                     (0.12)              0.03               0.03
Income from discontinued operations                              -                  -               0.05
Gain on disposals                                                -                  -               0.18
                                                           $ (0.12)            $ 0.03             $ 0.26
                                                      =============        ===========       ===========
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
Basic and diluted                                      265,581,123 (1)    232,288,521 (1)    102,230,137
                                                      =============        ===========       ===========

(1) Excludes 55,000,000 shares in treasury

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 AND 2000

                                                             Additional
                                               Share          paid-in                        Retained
                                              capital         capital        Treasury        earnings           Total
                                                US$             US$            Stock           US$               US$
                                             ----------     ------------     ---------      -----------       ---------

Balance at December 31, 1999                  99,894       $ 56,554,972      $     -     $ 108,082,331     $164,737,197
Issuance of 131,000,000 shares on
 December 23, 2000 at US$0.091975 per
 share                                       131,000         11,995,000            -                -        12,126,000
Net income                                         -                  -            -       26,194,696        26,194,696
                                            ---------       ------------     --------     ------------     -------------
Balance at December 31, 2000                 230,894         68,549,972            -      134,277,027       203,057,893
Issuance of 55,000,000 shares
 on November 19, 2001 at par                  55,000                  -      (55,000)               -                 -
Issuance of 2,000,000 shares  for services
 on November 19, 2001 at US$.04
 per share                                     2,000             78,000            -                -            80,000
Issuance of 25,000,000 shares for services
 on December 14, 2001 at
 US$.04 per share                             25,000            975,000                                       1,000,000
Net income                                         -                  -            -        7,368,519         7,368,519
                                            ---------       ------------     --------     ------------     -------------
Balance at December 31, 2001                 312,894         69,602,972      (55,000)     141,645,546       211,506,412
Issuance of 20,000,000 shares @0.02
for settlement of payable                     20,000            380,000            -                -           400,000
Issuance of 2,870,000 shares @0.03
for legal services                             2,870             83,230            -                -            86,100
Contribution from a shareholder                    -             64,103            -                -            64,103
Net loss for the year                              -                  -            -      (31,219,858)      (31,219,858)
                                            ---------       ------------     --------     ------------     -------------
Balance at December 31, 2002                 335,764       $ 70,130,305    $ (55,000)   $ 110,425,688     $ 180,836,757
                                            =========       ============     ========     ============     =============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                             2002                2001                 2000
                                                              US$                 US$                  US$
                                                           ---------            --------             --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income (loss)                                    $ (31,217,464.00)      $ 7,368,519.00       $ 26,194,696.00

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation and amortization                            7,587,584           7,210,096              2,404,955

   Impairment loss on water sources                        25,558,887

   Issuance of shares for services                             86,100            1,080,00                      -

   Gain on disposal of subsidiaries                                 -                   -            (17,604,615)
(Increase) decrease in assets:
    Inventories                                                     -           3,350,456               (428,971)
    Trade receivables third parties                        (2,227,525)         (2,268,005)            (5,110,156)
    Prepayments and deposits                               10,048,193          (10,048,19)                     -
    Trade receivables from related companies                1,715,663           (1,715,66)                     -
Increase (decrease) in liabilities:
    Accounts payable to related company                        33,703            (260,604)              (769,386)
    Amounts due to directors                                  360,098             229,200               (732,709)
    Amounts due to related parties                             65,875              48,096               (375,937)
    Accounts payable and accrued liabilities                  391,117              19,449                170,165
    Income taxes payable                                            -                   -             (2,648,728)
                                                        --------------         ------------          -------------
Net cash provided by operating activities                  12,402,231           5,013,351             12,858,398
                                                        --------------         ------------          -------------

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                              Year Ended December 31,
                                                  2002                 2001                2000
                                                   US$                 US$                  US$
                                                 ------              --------             -------


CASH FLOWS FROM
 INVESTING ACTIVITIES
  Land improvement                            (11,198,795)                  -                  -
  Deposit                                       1,349,093          (1,349,093)                 -
  Purchase of water sources                             -                   -         (6,000,000)
  Purchase of fixed assets                              -                   -            (62,083)
                                             -------------        ------------       ------------
Net cash used in investing activities          (9,849,702)         (1,349,093)        (6,062,083)
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Insurance of shares                             400,000                   -                  -
  Contribution of additional paid-in
  capital from a shareholder                       64,103                   -                  -
Net cash provided by financing activities         464,103                   -                  -
NET INCREASE IN

CASH AND BANK BALANCES                          2,552,529           3,664,258          6,796,315
Cash and bank balances, at beginning
 of period                                     11,330,717           7,666,459            870,144
                                             ------------         ------------       ------------
Cash and bank balances, at end of period      $13,883,246         $11,330,717        $ 7,666,459
                                             ============         ============       ============


                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     China Continental, Inc. (the "Company") was incorporated in the state of Utah, in the United States of America. The Company changed its domicile to the state of Nevada in 2002. The Company's principal activity is a 100% investment in Sun's International Holdings Limited (Sun's International), a holding company for investments in various operating companies. Sun 's
     International was incorporated under the laws of the British Virgin Islands. All current operations are in the Peoples Republic of China ("PRC").

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


2.   BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in the PRC. There were no material adjustments. Certain balances in the prior year have been reclassified to conform to the presentation used in the current year.


3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     Basis of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated on consolidation.

     Economic and political risks

     The Company faces a number of risks and challenges since its main operations are in the PRC.

     Cash and cash equivalents

     The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

     The Company maintains no accounts in the United States of America. All cash and cash equivalents, approximately $13,883,246, was restricted by the Company for operations in the PRC.

     Accounts receivable

     No allowance for doubtful accounts has been established, as management believes all amounts are collectible.

     Inventory

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

     Land lease rights and amortization

     Land lease rights in Mainland China were stated at cost less accumulated amortization. Amortization of land lease rights was calculated on the straight-line basis over the lesser of its estimated useful life or the lease term. The principal annual rate used for this purpose is 2.5% to 4.0%

     Land improvements

     Land improvements are being amortized over a 20 year period.

     Income taxes

     The company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     Foreign currency translation

     The  Companies  maintain  their  books and  accounting  records in Renminb:
     ("RMB") the PRC's currency. Translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB7.75. No representation is made that RMB amounts have been or could be, converted into US$ at that rate.

     On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

     The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts

     Revenue recognition

     Revenue from the sale of livestock and forage grass is recognized when the merchandise is delivered and title passes.

     Research and development

     Research and development costs are charged to operations as incurred.

     Employees benefits

     Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     Use of estimates

     The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards NO. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Average number of shares outstanding do not include 55,000,000 shares issued November 19, 2001 which are included in the financial statement as treasury stock. The Company received the shares back in 2002 and is nullifying the transaction.

     Recent pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of

     Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2002.

     In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows.

4.   FIXED ASSETS

                                                      Year Ended December 31,
                                                     2002               2001
                                                     US$                US$
      Cost
             Machinery and equipment          $    2,921,485       $  2,921,485
             Less : accumulated depreciation        (681,680)          (389,531)

             Net book value                   $    2,239,805         $2,531,954

     5.   WATER RESOURCES AND IMPAIRMENT LOSS

                                                       Year Ended December 31,
                                                     2002                   2001
                                                      US$                    US$
          Cost                                $    25,558,887     $  25,558,887
          Less : Impairment  loss                 (25,558,887)                -
                                                  -----------       ------------
          Net book value                      $         -         $  25,558,887
                                                  ===========       ============

     The impairment loss represents the diminution in value of the Company's water resources.


     6.   ACQUISITIONS AND DISPOSITIONS
                                                                US$
                Fixed assets                                $ 390,568
                Interest in associated companies              107,130
                Amount due from related companies           1,311,566
                Other                                         646,263
                Bank overdrafts                              (510,409)
                Bank import loans                            (385,597)
                Income taxes payable                      (15,283,716)
                Amounts due to directors                   (2,618,165)
                Secured bank loan                          (1,262,255)
                                                        ---------------
                                                        $ (17,604,615)
                                                        ===============

     On December 23, 2000 the Company initiated the purchase of a 100% interest in Famous Goal International Limited for a consideration of US$6,000,000, exchange of the Company's Megaway interest was valued at US$7,432,887 and 131,000,000 shares of stock in the Company. The shares were valued at US$12,126,000. The principal assets of Famous Goal International Limited are 2.6 square kilometers of land with two water resources located in Wulagai Development District northwest of Xi Lin Gol Meng. The water resources can be used to produce bottled water. (See Note 5).

     Had the 131,000,000 shares of common stock been outstanding through out the periods presented, earnings per share would have been US$0.13 in 2000.

     The following amounts represent the non-cash portion of this transaction:

          Cash disposed of with sale of subsidiary           US$    $214,772
          Accounts receivable                                        172,686
          Prepayments, deposited and other                           156,768
          Amounts due from directors                               5,100,000
          Land lease rights, net                                  79,117,281
          Income taxes payable                                       (80,917)
          Accounts payable and accrued liabilities                   (34,464)
                                                                 ------------
          Net                                                   $ 84,646,127
                                                                 ============

7.   INCOME TAXES

     The Companies operated in several jurisdictions prior to the year 2002 and may be subject to taxes in those jurisdictions.

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

     Those companies carrying on operations in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for profits tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16.5% on their estimated taxable income for the year. No companies are carrying on operations in Hong Kong at December 31, 2002 and 2001.

     Companies with operations in the PRC may be subject to PRC income tax for income on services rendered therein. The applicable effective tax rate for income derived from services tendered in that jurisdiction is approximately 8.5%. The Company is of the opinion there will be no taxes on operations in the PRC for the next two years because of a special exemption.

     Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately $110,425,688 and $142,725,546 at December 31, 2002 and 2001.
     Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings at December 31, 2002 and 2001 was approximately $37,500,000 and $49,000,000, respectively.

8.   CONCENTRATION OF CREDIT RISKS

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

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     (iii)Accounts payable and amounts due to related companies and directors are stated at their book value which approximates their fair value.

     10.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS


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


     11.  ADDITIONAL RELATED PARTY BALANCES AND TRANSACTIONS

     The Group's amounts due from/(to) directors, related parties, and related company are unsecured, interest-free and are repayable on demand. Eternal Technology Group, Ltd. ("Eternal") is a related company. One of the Company's officers, directors and major shareholder owns approximately 24% of Eternal.

     Dong Wu Farm acquired 3,000 and 2,000 goat embryos and services from Eternal, a related company, for US$600,000 and US$425,000 in November, 2001 and December, 2000. Dong Wu Farm's 3,000 and 2,000 goats with implanted embryos were sold in March 2002 and March, 2001 for approximately US$2,349,000 and US$1,687,000 respectively.

     Dong Wu Farm had sales of forage grass to Eternal for approximately US$1,735,000 during 2001. These sales were at the same price as to third parties.

     12.  CONTINGENCIES AND COMMITMENTS

     During September, 2001 the Dong Wu Farms entered into three contracts with Inner Mongolia Sai Ri Ji He Husbandry Co. Ltd. The contracts are for the construction of fences, roads and the preparation of fields for planting in the spring of 2002. The roads and fences estimated cost are US$4,180,000. The cost for preparation of the fields is approximately US$20,096,000. The contracting company required a deposit of approximately US$11,397,0000. As of December 31, 2002 all commitments have been fulfilled.