Form 10-Q
period 2003-03-31
CHINA CONTINENTAL INC /UT/
filed 2003-05-16
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 33-3276-D


                             CHINA CONTINENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                           87-0431063
----------------------------------            ---------------------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

         As of March 31, 2003, 280,070,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 2003 and
           December 31, 2002                                                 3

           Unaudited Consolidated Statements of Income - For the
           three months ended March 31, 2003 and 2002                        4

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2003 and 2002                5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7

PART II - OTHER INFORMATION

            Signatures                                                       9
            Certifications                                                  10

                             PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (Stated in '000 United States Dollars)


                                                      March 31,        Dec 31,
                                                        2003            2002
                                                     (unaudited) (audited)
                                                     -----------     ----------
ASSETS
Current Assets
    Cash and deposits                                 19,770            13,883
    Accounts receivable, net of provision                994             6,796
                                                    ----------       ----------
    Total Current Assets                              20,764            20,679
                                                    ----------       ----------
Fixed Assets                                           2,113             2,240
Land improvements                                     10,695            10,821
Land use rights                                      147,118           148,848
                                                    ----------       ----------
Total Assets                                         180,690           182,588
                                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Payable and accruals                                 644               592
    Due to related companies                             567               568
    Amounts due to directors                             591               589
                                                    ----------       ----------
    Total current liabilities                          1,802             1,749
                                                    ----------       ----------
Long-term liabilities                                      0                 0
                                                    ----------       ----------
Total Liabilities                                      1,802             1,749
                                                    ----------       ----------
Stockholders' Equity
    Common Stock, par value US$.001
         per share 1,000,000,000 shares authorized
         335,070,000 issued and outstanding for
         both periods                                    336               336
    Additional paid-in capital                        70,130            70,130
    Treasury stock                                       (55)              (55)
    Retained earnings                                108,477           110,428
                                                    ----------       ----------
Total Stockholders' Equity                           178,888           180,839
                                                    ----------       ----------
Total Liabilities and Stockholders' Equity           180,690           182,588
                                                    ==========       ==========


                 The accompanying notes are an integral part of
                           these financial statements.

                             CHINA CONTINENTAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME (Stated in '000 United
                      States Dollars except per share data)


                                             Three Months Ended March 31,
                                              2003                 2002
                                            ----------------------------

Revenues
Sales of goats                                    0               2,349
Cost of sales                                     0                (602)
                                         -----------         -----------
Gross Profit                                      0               1,747
Depreciation and amortization                (1,928)             (1,802)
Selling and administrative expenses             (51)                (43)
Financial income/(expenses), net                 28                   0
                                         -----------         -----------
Income/(Loss) before income taxes            (1,951)                (98)
Income taxes                                      0                   0
                                         -----------         -----------
Net income/(Loss)                            (1,951)                (98)
                                         ===========         ===========
Earnings/(Loss) per share                         0                   0
                                         ===========         ===========
Weighted average common and equivalent
 shares outstanding                     280,070,000         257,894,000
                                         ===========         ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)



                                                   Three Months Ended March, 31
                                                        2003          2002
                                                      -----------------------


Cash Flow From Operating Activities:
Net Income/(Loss)                                         (1,951)       (98)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                           1,928      1,802
    Changes in Non-Cash Working Capital                    5,961     (4,349)
                                                        ---------    --------
      Net Cash Provided by (Used in) Operating Activities  5,938     (2,645)
       Net Cash Provided by Investing Activities               0          0
      Net Cash Provided by (Used in) Financing Activities      0          0
                                                        ---------    --------
Net Increase in Cash                                       5,938     (2,645)
Cash, Beginning of Period                                 13,832     11,331
                                                        ---------    --------
Cash, End of Period                                       19,770      8,686
                                                        =========    ========



                 The accompanying notes are an integral part of
                           these financial statements.

                             CHINA CONTINENTAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-K for the fiscal year ended December 31, 2002.


Note 2 -- Foreign Currency Conversion

The Company financial information is presented in US dollars. Reminbi dollars have been converted into US dollars at the exchange rate of 8.3 to 1.

Note 3 -Restrictions on the Use of Cash

All of the Company's cash is restricted for uses in the PRC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2003.

Revenues

         Revenues decreased by $2,349,000 or 100% to -0- for the three months ended March 31, 2003 from $2,349,000 for the corresponding period of the prior year. The decrease resulted because 3,000 embryo transplanted boer goats were sold in the first quarter of 2002 producing revenue of approximately $2,349,000 and no such activities were carried out in 2003. In considering the seasonality of the Company's business, management believes that nearly all of the Company's income will continue to be earned in the third and the fourth quarters.

Cost of Sales

         Cost of sales decreased by $602,000 or 100% to -0- for the three months ended March 31, 2003 from $602,000 for the corresponding period of the prior year. Cost of sales for the three months ended March 31,2002 represents the cost of the purchase of goats and embryos and the direct costs of embryos transplanting. The decrease in cost of sales resulted from the absence of sales for the three months ended March 31, 2003.

Depreciation and Amortization

         Depreciation and amortization represents amortization and depreciation of the land use right of the East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years and the depreciation of fixed assets and land improvements. The depreciation and amortization expense for the three months ended March 31, 2003 increased by $126,000 or 7% to 1,928,000 from $1,802,000 for the corresponding period of the prior year. The increase resulted because land improvements of approximately $11,199,000 made in 2002 are being depreciated over the remaining life of the lease.

Selling and Administrative Expenses

         Selling and administrative expenses increased by $8,000 or 18% to $51,000 for the three months ended March 31, 2003 from $43,000 for the corresponding period of the prior year. The selling and administrative expenses are stable as compared with the corresponding period of the prior year.

Income Taxes

         No income taxes have been provided for either period as management believes that there is minimal income tax exposure under the applicable tax rules.


Net Loss

         As a result of the foregoing, the company had incurred a loss of $1,951,000 for the three months ended March 31, 2003 compared to a loss of $98,000 for the corresponding period of the prior year.

Liquidity and Capital Resources

         At March 31, 2003, the Company had working capital of $18,962,000 including a cash balance of $19,770,000. This compares to working capital of $27,090,000 and a cash balance of $8,686,000 at March 31, 2002.

         Net cash provided by operating activities increased to $5,938,000 for the three months ended March 31, 2003 from cash used in operating activities of $2,645,000 for the corresponding period of the prior year. The increase is due to changes in the current accounts and additional amortization and depreciation which was partially offset by an increased net operating loss.

         The Company had no investing activities for either the three months ended March 31, 2003 or March 31, 2002.

         The Company had no financing activities for either the three months ended March 31, 2003 and the corresponding period of the prior year.

         The Company business has historically not been capital-intensive. In most years, internally generated funds were sufficient to fund the Company operations and finance its growth. Because cash generated from earnings and available lines of credit have historically provided sufficient liquidity to meet ordinary capital requirements, the Company believes that it has sufficient capital to execute its business plan for the next twelve months. However, all of the Company's cash is restricted to uses in the PRC. Therefore, the Company will have to seek other sources of financing to pay its non-PRC obligations.

Item 3.  Quantitive and Qualitative Disclosures About Market Risk

         The Company has no market risk sensitive instruments.

Item 4.  Controls and Procedures

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



                             CHINA CONTINENTAL, INC.

                            /s/ Jia Ji SHANG
                            -------------------------------------
May 12, 2003                Jia Ji SHANG
                            Chairman and Chief Executive Officer

May 12, 2003                /s/ Jian Sheng Wei
                            -------------------------------------
                            Jian Sheng Wei
                            Secretary / Treasurer an Chief Financial Officer

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

Dated: May 12, 2003

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

Dated: May 12, 2003

By: /s/ Jian Sheng Wei
   ---------------------
Jian Sheng Wei
Chief Financial Officer