Form 10-Q
period 2003-06-30
CHINA CONTINENTAL INC /UT/
filed 2003-09-11
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARIERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ART OF 1934

                  For the quarterly period ended June 30, 2003

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

          Suite 04-06, 28/F, Block A, Innotec Tower, 235 Nanjing Road,
          Heping District, Tianjin, 300100, People's Republic of China
               --------------------------------------------------
                    (Address of principal executive offices)


                                (86) 22-2750-1812
                            -------------------------
                           (Issuer's telephone number)


      1801-1802 Evening Newspaper Mansion, 358 Nanjing Road, Tianjin P.R.C.
     -----------------------------------------------------------------------
                                 Former Address

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     As of August 15, 2003, 280,700,000 shares of Common Stock of the issuer were outstanding.

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

            Consolidated Balance Sheets - June 30, 2003 and
            December 31, 2002..............................................3

            Consolidated Statements of Income - For the
            three months and six months ended June 30, 2003 and 2002.......5

            Consolidated Statements of cash Flows -
            For the six months ended June 30, 2003 and 2002................6

            Notes to Consolidated Financial Statements.....................8

   Item 2.  Management Discussion and Analysis of Financial
            Condition and Results of Operations............................9

PART II -   OTHER INFORMATION

            Signatures....................................................13

            Certifications................................................14

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)


                                                             June 30     December 31
                                                              2003          2002
                                                           (Unaudited)   (Audited)
                                                          -------------  ----------

ASSETS

CURRENT ASSETS
  Cash and bank balances                               $ 19,679,589      $13,883,246
  Trade receivables                                         994,326        6,796,200
  Other asset                                                73,349                -
                                                         -----------      -----------
TOTAL CURRENT ASSETS                                     20,747,264       20,679,446
FIXED ASSETS                                              2,093,731        2,239,805
LAND LEASE RIGHTS, net of
  accumulated amortization of $19,602,442 at
  June 30, 2003 and $16,143,468 at December 31,2002     145,388,942      148,847,916
LAND IMPROVEMENTS, net of amortization of $633,051
    at June 30, 2003 and $381,393 at December 31, 2002   10,569,650       10,821,308
                                                        -----------      -----------
TOTAL ASSETS                                          $ 178,799,587     $182,588,475
                                                        ===========      ===========

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                      June 30      December 31
                                                       2003           2002
                                                    (Unaudited)     (Audited)
                                                    -----------    -----------

CURRENT LIABILITIES
   Account payable to related company               $ 542,629      $ 542,485
   Amounts due to directors                           590,665        589,308
   Amounts due to related parties                      25,806         25,806
   Accounts payable and accrued liabilities           656,746        591,725
                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                           1,815,846      1,749,324
                                                    ---------      ---------
TOTAL LIABILITIES                                   1,815,846      1,749,324
                                                    =========      =========
STOCKHOLDERS' EQUITY
   Common stock, par value $0.001 per share:
   1,000,000,000 shares authorized:
   335,070,000 issued, 280,070,000 outstanding
as of June 30, 2003
   and December 31, 2002                              335,764       335,764
   Additional paid-in capital                      70,130,305    70,130,305
   Treasury stock                                     (55,000)      (55,000)
   Retained earnings                              106,572,672   110,428,082
                                                  -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                        176,983,741   180,839,151
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $ 178,799,587  $182,588,475
                                                =============  ============

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (UNITED STATES DOLLARS)

                                     Three Months Ended           Six Months Ended
                                          June 30                      June 30
                                  2003             2002         2003             2002
                              (Unaudited)      (Unaudited)   (Unaudited)     (Unaudited)
                              -----------      ----------    -----------      ----------

SALES                         $       -      $ 1,012,000     $       -      $ 3,361,000
COST OF SALES                         -           40,000                        642,000
                              ----------      ----------      ---------      ----------
GROSS PROFIT                          -          972,000             -        2,719,000
DEPRECIATION AND AMORTIZATION 1,928,353        1,930,000     3,856,706        3,732,000
SELLING AND ADMINISTRATIVE
EXPENSES                         13,016           80,000        63,571          123,000
FINANCIAL INCOME                (36,829)               -       (64,867)               -
LAND IMPROVEMENT COSTS                -        3,727,000             -        3,727,000
                             -----------      ----------      --------       ----------
                             (1,904,540)      (4,765,000)   (3,855,410)      (4,863,000)
IMPAIRMENT LOSS ON WATER
SOURCES                                      (25,558,000)                   (25,558,000)

NET INCOME (LOSS)           $(1,904,540)     (30,323,000)  ($3,855,410)   $ (30,421,000)
                            ===========      ===========     =========       ==========
INCOME PER COMMON SHARE
BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE        (0.007)         (0.019)         0.014           (0.019)
EXCLUDING IMPAIRMENT LOSS
                                 $(0.01)        $ (0.02)        $ 0.01          $ (0.02)
                                ========        ========      ========       =========
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
Basic and diluted           280,070,000     257,200,000    280,070,000      257,200,000
                            ===========     ===========    ===========     ===========


(1) Excludes 55,000,000 shares in treasury

                    CHINA CONTINENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)
                                                             June 30,
                                                     2003               2002
                                                  (Unaudited)        (Unaudited)
                                                  -----------        -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                                         $ (3,855,410)  $ (30,421,000)
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                    3,856,706       3,720,000
   Impairment loss                                                 25,558,000
(Increase) decrease in assets:
    Accounts receivable                             5,801,874       3,556,000
    Other asset                                       (73,349)              -
    Prepayments and deposits                                         (747,000)
    Prepaid expense                                         -       2,594,000
    Due from related company                                -       1,716,000
Increase (decrease) in liabilities:
    Accounts payable to related company                   144          24,000
    Amounts due to related parties                      1,357           1,000
    Accounts payable and accrued liabilities           65,021         123,000
                                                    ---------       ---------
Net cash provided by operating activities           5,796,343       6,124,000
                                                    ---------       ---------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                        June 30
                                                2003              2002
                                             (Unaudited)       (Unaudited)
                                             ----------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES
   Land improvement                                   -        (11,187,000)
  Deposit for improvement                             -          1,349,000
                                             ----------       -------------
Net cash used in investing activities                 -         (9,838,000)
                                             ----------       -------------
NET INCREASE IN
 CASH AND BANK BALANCES                       5,796,343         (3,714,000)
Cash and bank balances, at beginning
 of period                                   13,883,246         11,331,000
                                            -----------       ------------
Cash and bank balances, at end of period    $19,679,589        $ 7,617,000
                                            ===========       ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest and taxes
    Interest paid                                     -                  -
    Taxes paid                                        -                  -
Non cash items

Note 1 - Basis Of Presentation


The unaudited condensed consolidated financial statements of China Continental, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-k for the fiscal year ended December 31, 2002


Note 2 - Foreign Currency Conversion


The Company financial information is presented in US dollars. Reminbi dollars have been converted to US dollars at the exchange rate of 8.3 to 1.


Note 3 - Restriction On The Use Of Cash


The Company's cash is reserved for uses in the PRC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002.

Revenues

     The Company had no revenue for the three months ended June 30, 2003. For the three months ended June 30, 2002, the Company had revenue of $1,012,000 from the sale of forage grass. Because of the seasonality of the Company's business, management believes that the majority of the Company's revenues will be earned in the third and the fourth quarters of the calendar year.

Cost of Sales

     Because there were no revenues for the three months ended June 30, 2003 there was no cost of goods sold. For the three months ended June 30, 2002, the Company incurred cost of sales of $40,000 which represented certain salaries and the cost of planting the grass.

Depreciation and Amortization

     Depreciation and amortization expense decreased by $1,647 or .009% $1,928,353 for the three months ended June 30, 2003 from $1,930,000 for the corresponding period of the prior year. Depreciation and amortization expense represents amortization and depreciation of the land use right of East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm and improvements thereto over a period of twenty-five years and was virtually unchanged from the prior year.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $66,984 or 83.7% to $13,016 for the three months ended June, 2003 from $80,000 for the corresponding period of the prior year. The decrease is attributable to the shuttering of the administrative office in Hong Kong.

Financial Income

         The company earned $36,829 in interest income during the three months ended June 30, 2003 from the investment of their excess cash. The company had no financial income for the three months ended June 30, 2002.


Land improvement costs

     The land improvement costs of approximately $3,727,000 incurred during the three months ended June 30, 2002 represents the costs to survey, fertilize, for chemical analysis and watering in the cultivating of 40,000 mu (approximately 2,667 hectares or 6667 acres) for general agricultural use and to maintain its productive condition. There were no land improvements made during the three months ended June 30, 2003.

Income Taxes

     No income tax have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

Impairment loss

         The impairment loss incurred during the three months ended June 30, 2002 represents the diminution in value of water resources. Because this resource has not been developed, because of the cost to develop this resource, and because of the cost of transportation, this property has been written down. However, should an efficient form of transporting this water be developed, the Company will reassess this resource. There was no impairment loss for the three months ended June 30, 2003.

Net Income (Loss)

     As a result of the foregoing, the Net Loss decreased by $28,418,460 or 93.7% to a loss of $1,904,540 for the three months ended June 30, 2003 from a net loss of 30,323,000 for the corresponding period of the prior year. The decrease is principally attributable to the absence in the current year of an impairment loss, reduced capital expenditures and reduced selling and administrative expenses.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Revenues

     The Company had no revenue for the six months ended June 30, 2003. For the six months ended June 30, 2002 the Company had revenue of $3,361,000. Revenue for six months ended June 30, 2002 represents sales of forage grasses. However, because of the seasonality of the Company's business, management believes that the majority of the Company's revenues will be earned in the third and the fourth quarters for the calendar years.

Cost of Sales

     Cost of sales represents certain salaries and the cost of planting forage grass. There was no cost of sale for the six months ended June 30, 2003 as the Company had no revenues. Cost of sales totaled $642,000 for the three months ended June 30, 2002.

Depreciation and Amortization

     Depreciation and amortization increased by $124,706 or 3.3% to $3,856,706 for the six months ended June 30, 2003 from $3,732,000 for the corresponding period of the prior year. Depreciation and amortization represents amortization and depreciation of the land use right of East Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years. The increase in depreciation and amortization resulted from the land improvement costs (not all of which had been completed by June 30, 2002) incurred during 2002 of approximately $11,187,000 which is being depreciated over the remaining life of the lease.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $59,429 or 48.3% to $63,571 for the six months ended June, 2003 from $123,000 for the corresponding period of the prior year. The decrease is mainly attributable to the shuttering of the administrative office in Hong Kong.

Financial Income

         The company earned $64,867 in interest income during the six months ended June 30, 2003 from the investment of their excess cash. The company had no financial income for the six months ended June 30, 2002.

Land improvement costs

     The land improvement costs of approximately $3,727,000 represent the cost to survey, fertilize, for chemical analysis and watering in cultivating 40,000 mu (approximately 2,667 hectares or 6,675 acres) for general agricultural use and to maintain its productive condition. There were no land improvement costs for the six months ended June 30, 2003.

Income Taxes

     No income tax have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

Impairment loss

         The impairment loss represents the diminution in value of the Company's water resources. Because this resource has not been developed, because of the cost to develop this resource, and because of the cost of transportation, this property has been written down. However, should an efficient form of transportation be developed, the Company will reassess this resource. There was no impairment loss for the six-month ended June 30, 2003.

Net Loss

     As a result of the foregoing, the net loss decreased by $26,565,590 or 87.3% to a loss of $3,855,410 for the six months ended June 30, 2003 from a loss of $30,421,000 for the corresponding period of the prior year. The decrease is principally attributable to the absence in the current year of an impairment loss the absence of land improvement costs, and reduced selling and administration expense from the shuttering of the Hong Kong administrative office.

Liquidity and Capital Resources

       At June 30, 2003, the company had working capital of $18,931,418 and cash of $19,679,589. This compares with a cash balance of $13,883,246 and working capital of $18,930,122 at December 31, 2002.

     Net cash provided by operating activities decreased to $5,796,343 for the six months ended June 30, 2003 from $6,124,000 for the corresponding period of the prior year. This decrease resulted from a reduced net operating loss which was partially offset by a decrease in non-cash charges, principally the impairment charge, and net changes in the current accounts.

     There was no cash used in investing activities during the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2002 totalled $9,838,000 which consisted of land improvements of $11,187,000 less the deposit of $1,349,000.

     For both the six months ended June 30, 2003, and 2002 the Company had no financing activities.

     In most years, internally generated funds and available bank facilities were sufficient to fund the Company operations and financial its growth. While the Company has sufficient capital to execute its business plan for the next twelve months, there is no guaranty that the Company will not have to access the capital markets to fully develop its agricultural property and implement its long term business plan. The Company is actively seeking additional business to acquire to reduce the seasonality of the Company's business and enhance its overall profitability.

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



                                       CHINA CONTINENTAL, INC.
      September 11, 2003
                                       /s/ Jia Ji Shang
                                       ---------------------------------------
                                       Jia Ji Shang
                                       Chairman and Chief Executives Officer


                                       /s/ Jian Sheng Wei
      September 11, 2003,              ---------------------------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary

                                 CERTIFICATIONS

I, Jia Ji Shang, certify that:

1.       I have reviewed this Form 10-Q of China Continental, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: September 11, 2003               /s/ Jia Ji Shang
                                        -----------------------
                                        Jia Ji Shang
                                        Chairman and Chief Executives Officer

                                 CERTIFICATIONS

I, Jian Sheng Wei, certify that:

1.       I have reviewed this Form 10-Q of China Continental, Inc.;

4. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

5. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: September 11, 2003               /s/ Jian Sheng Wei
                                       -----------------------
                                       Jian Sheng Wei
                                       Chief Financial Officer and Secretary