Form 10-Q
period 2003-09-30
CHINA CONTINENTAL INC /UT/
filed 2003-12-02
CIK 789877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

         As of September 30, 2003, 280,070,000 shares of Common Stock of the issuer were outstanding.

                             CHINA CONTINENTAL, INC.

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - September 30, 2003 and
           December 31, 2002                                                 3

           Unaudited Consolidated Statements of Income - For the three months
           and nine months ended September 30, 2003 and 2002                 4

           Unaudited Consolidated Statements of Cash Flows-
           For the nine months ended September 30, 2003 and 2002             5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7

  Item 4.  Controls and Procedures                                          10

PART II - OTHER INFORMATION

            Signatures                                                      10

            Certifications                                                  11

                             PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             CHINA CONTINENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       Sept 30         Dec 31,
                                                        2003            2002
                                                     (unaudited) (audited)
                                                     -----------     ----------
ASSETS
Current Assets
    Cash and deposits                                19,715,011     13,883,246
    Accounts receivable, net of provision               994,326      6,796,200
    Other asset                                          73,349              -
                                                     ----------     ----------
    Total Current Assets                             20,782,686     20,679,446
                                                     ----------     ----------
Fixed Assets                                          2,020,694      2,239,805
Land lease rights, net of
 Accumulated amortization of $21,307,583
 At September 30,2003
 And $16,143,468 at December 31, 2002               143,683,801    148,847,916
Land Improvement, net of amortization of $783,226
At September 30, 2003 and $381,393 at
December 31, 2002                                    10,419,475     10,821,308
                                                    ----------      ----------
Total Assets                                        176,906,656    182,588,475
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable to related company                 542,629        542,485
    Amounts due to directors                            627,094        589,308
    Amounts due to related parties                       25,806         25,806
    Accounts payable and accrued liabilities            671,746        591,725
                                                    ----------       ---------
    Total current liabilities                         1,867,275      1,749,324
                                                    -----------      ---------
Total Liabilities                                     1,867,275      1,749,324
                                                    -----------      ---------
Stockholders' Equity
    Common stock, par value $0.001 per share:
    1,000,000,000 shares authorized:
    335,070,000 issued, 280,070,000 outstanding
     as of September 30, 2003
    and December 31, 2002                               335,764        335,764
    Additional paid-in capital                       70,130,305     70,130,305
    Treasury stock                                      (55,000)       (55,000)
    Retained earnings                               104,628,312    110,428,082
                                                    ----------     -----------
Total Stockholders' Equity                          175,039,381    180,839,151
                                                    ----------     -----------
Total Liabilities and Stockholders' Equity          176,906,656    182,588,475
                                                    ===========    ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                             CHINA CONTINENTAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                     Three Months Ended       Nine Months Ended
                                           Sept. 30               Sept. 30
                                  2003         2002          2003       2002
                               (unaudited) (unaudited)   (unaudited)(unaudited)
                                ----------   ----------    ---------  --------


SALES                                   -   1,012,000            -   4,373,000
COST OF SALES                           -      38,000            -     680,000
                                ----------  ---------   ----------   ---------
GROSS PROFIT                            -     974,000            -   3,693,000
DEPRECIATION AND AMORTIZATION   1,928,353   1,929,000    5,785,059   5,661,000
SELLING AND ADMINISTRATIVE
EXPENSES                           51,429      33,000      115,000     156,000
FINANCIAL INCOME                  (35,422)          -     (100,289)          -
LAND IMPROVEMENT COST                   -   3,727,000            -   7,454,000
                                ----------  ---------   ----------   ---------
                               (1,944,360) (4,715,000) (5,799,770) (9,578,000)
IMPAIRMENT LOSS ON WATER
RESOURCES                               -          -             - (25,558,000)
                                ----------  ---------   ---------- ------------
NET INCOME (LOSS)              (1,944,360) (4,715,000)  (5,799,770)(35,136,000)
                                =========   =========    =========  ===========

INCOME PER COMMON SHARE
BASIC AND DILUTED               (0.007)     (0.017)       (0.02)      (0.13)
EARNINGS/(LOSS) PER SHARE
EXCLUDING IMPAIRMENT LOSS       (0.007)     (0.017)       (0.02)     (0.034)
                                =======     =======       ======     ======
WEIGHTED AVERAGE NUMBER OF
AND EQUILVANT SHARES
OTTSTANDING
BASIC AND DILUTED             280,070,000 280,070,000 280,070,000  280,070,000
                              =========== =========== ===========  ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                             CHINA CONTINENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Nine Months Ended Sept., 30
                                                        2003          2002
                                                      -----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                                     (5,799,770)  (35,136,000)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                        5,785,059    5,661,000
    Impairment loss                                             -   25,558,000
    Issue of shares for repayment of debt                       -      484,000
        (Increase) decrease in assets :
    Accounts receivable                                 5,801,874    2,544,000
    Prepayments, deposits and other receivable                -       (710,000)
    Other assets                                          (73,349)           -
    Prepaid expenses                                            -    6,321,000
    Due from related company                                    -    1,716,000
         Increase (decrease) in liabilities:
    Payable and accruals                                   80,021       72,000
    Due to related Companies                                  144       24,000
    Due to directors and related parties                   37,786     (398,000)

                                                        ---------     --------
    Net Cash Provided by (Used in) Operating Activities 5,831,765    6,136,000
    Net Cash Provided by Investing Activities
         Land improvement                                      -   (11,199,000)
         Deposit for improvement                               -     1,349,000
                                                       ----------   ----------
                                                               -    (9,850,000)
    Net Cash Provided by (Used in) Financing Activities
    Net Increase/(decrease) in Cash                    5,831,765    (3,714,000)
    Cash, Beginning of Period                         13,883,246    11,331,000
                                                      ----------    ----------
    Cash, End of Period                               19,715,011     7,619,000
                                                      ==========    ==========

SUPPLEMENTARY CASH FLOWS DISCLOSURES

Interest and taxes
  Interest paid                                                -             -
  Taxes paid
None cash items                                                -             -



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


Note 3 - Restriction On The Use Of Cash

The Company's cash is reserved for uses in the PRC
                                        6

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operation

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002.

Revenues

         The Company had no revenue for the three months ended September 30, 2003. For the three months ended September 30, 2002, the Company had revenue of $1,012,000 from the sale of forage grass. Because of the seasonality of the Company's business, management believes that the majority of the Company's revenue will be earned in the fourth quarter of the calendar year.

Cost of Sales

         Because there were no revenues for the three months ended September 30, 2003 there was no cost of good sold. For the three months ended September 30, 2002, the Company incurred cost of sale of $38,000 which represented certain salaries and the cost of planting the forage grass.


Depreciation and Amortization

         Depreciation and amortization expense decreased by $647 or 0.03% to $1,928,353 for the three months ended September 30, 2003 from $1,929,000 for the corresponding period of the prior year. Depreciation and amortization represents amortization and depreciation of the land use right of the East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm and improvements thereto over a period of twenty-five years and was virtually unchanged from prior year.

Selling and Administrative Expenses

         Selling and administrative expenses increased by $18,429 or 55.84% to $51,429 for the three months ended September 30, 2003 from $33,000 for the corresponding period of the prior year. The increase in selling and administrative expenses is primarily attributable to the increase in legal and professional fees incurred.

Financial Income

         The Company earned $35,422 in interest income during the three months ended September 30, 2003 from the investment of their excess cash. The Company had no financial income for the three months ended September 30, 2002.

Land improvement costs

     Land improvements costs of approximately $3,727,000 incurred during the three months ended September 30, 2002 represent the costs to survey, fertilize, conduct chemical analysis, watering and the cultivating of 40,000mu (approximately 2,667 hectares or 6,667 acres) for general agricultural use to maintain the soil's productive condition. There were no land improvements made during the three months ended September 30, 2003

Income Taxes

         No income taxes have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.

Net Income (Loss)

         As a result of the foregoing, the net loss decreased by $2,770,640 or 58.75% to a loss of $1,944,360 for the three months ended September 30, 2003 from a net loss of $4,715,000 for the corresponding period of the prior year. The decrease is principally attributable to the absence in the current year of land improvement costs which were expensed.


Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002.

Revenues

         The Company had no revenue for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company had revenue of $4,373,000 from the sale of forage grass. Because of the seasonality of the Company's business, management believes that the majority of the Company's revenue will be earned in the fourth quarter of the calendar year.

Cost of Sales

         Because there were no revenues for the nine months ended September 30, 2003 there was no cost of good sold. For the nine months ended September 30, 2002, the Company incurred cost of sale of $680,000 represented certain salaries and the cost of planting the forage grass.


Depreciation and Amortization

         Depreciation and amortization expense increased by $124,059 or 2.19% to $5,785,059 for the nine months ended September 30, 2003 from $5,661,000 for the corresponding period of the prior year. Depreciation and amortization represents amortization and depreciation of the land use right of the East-Wu-Zhu-Mu-Qin Banner Green Demonstration Farm over a period of twenty-five years. The increase in depreciation and amortization resulted from the land improvement costs incurred during 2002 of approximately $11,187,000 which were capitalized and are being depreciated over the remaining life of the lease.

Selling and Administrative Expenses

         Selling and administrative expenses decreased by $41,000 or 26.28% to $115,000 for the nine months ended September 30, 2003 from $156,000 for the corresponding period of the prior year. The decrease in selling and administrative expenses is primarily attributable to the decrease in sales.

Financial Income

         The Company earned $100,289 in interest income during the nine months ended September 30, 2003 from the investment of their excess cash. The Company had no financial income for the nine months ended September 30, 2002.

Land improvement costs

         Land improvements costs of approximately $7,454,000 incurred during the nine months ended September 30, 2002 represents the costs to survey, fertilize, conduct chemical analysis, watering and the cultivating of 40,000mu (approximately 2,667 hectares or 6,667 acres) for general agricultural use to maintain the soil's productive condition. There were no land improvements made during the nine months ended September 30, 2003

Income Taxes

         No income taxes have been provided as management believes that there is minimal income tax exposure under the applicable tax rules.


Impairment loss

         The impairment loss incurred during the nine months ended September 30, 2002 represents the diminution in value of the water resource. Because this resource has not been developed, because of the cost to develop this resource, and because of the cost of transportation, this property has been written down. However, should an efficient form of transporting this water be developed, the company will reassess this resource. There was no impairment loss for the nine months ended September 30, 2003

Net Income (Loss)

     As a result of the foregoing, the net loss decreased by $29,336,230 or 83.49% to a loss of $5,799,770 for the nine months ended September 30, 2003 from a net loss of $35,136,000 for the corresponding period of the prior year. The decrease is principally attributable to the absence in the current year of an impairment loss, reduced land improvement costs which were expressed, and reduced selling and administrative expenditure.

Liquidity and Capital Resources

       At September 30, 2003, the Company had working capital of $18,915,411 including a cash balance of $19,715,011. This compares to working capital of $18,930,122 and a cash balance of $13,883,246 at December 31, 2002.

         Net cash provided by operating activities decreased to $5,831,765 for the nine months ended September 30, 2003 from $6,136,000 for the corresponding period of the prior year. This decrease resulted from a reduced net operating loss which was partially offset by a decrease in non-cash charges, principally the impairment charge, and net changes in the current accounts.

     There was no cash used in investing activities during the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2002 totaled $9,850,000 and consisted of land improvements of $11,199,000 less the deposit of $1,349,000.

         For both the nine months ended September 30, 2003 and 2002 the Company had no financing activities.

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

Item 4.  Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Dare") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.


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



                             CHINA CONTINENTAL, INC.

                            /s/ Jia Ji SHANG
                            -------------------------------------
November 24, 2003           Jia Ji SHANG
                            Chairman and Chief Executive Officer

November 24, 2003           /s/ Jian Sheng WEI
                            -------------------------------------
                            Jian Sheng WEI
                            Chief Financial Officer and Secretary

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)** for the small business issuer and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;**

           c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter ( the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: November 24, 2003



By:/s/ Jia Ji Shang
   ----------------------
Jia Ji Shang
Chief Executive Officer


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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)** for the small business issuer and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;**

           c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter ( the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

                                                                              12
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: November 24, 2003



By:/s/ Jian Sheng wei
   ----------------------
Jian Sheng Wei
Chief Financial Officer and Secretary